Form 10-Q
period 2023-09-30
KENNAMETAL INC
filed 2023-11-03
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2023
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

As of October 31, 2023 79,603,305 shares of the Registrant’s Capital Stock, par value $1.25 per share, were outstanding.

KENNAMETAL INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023

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

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,
(in thousands, except per share amounts)	2023	2022
Sales	$492,476	$494,792
Cost of goods sold	329,578	334,824
Gross profit	162,898	159,968
Operating expense	111,649	108,278
Restructuring and other charges, net (Note 6)	3,086	—
Amortization of intangibles	3,045	3,164
Operating income	45,118	48,526
Interest expense	6,601	6,638
Other expense, net	89	1,009
Income before income taxes	38,428	40,879
Provision for income taxes	8,059	11,242
Net income	30,369	29,637
Less: Net income attributable to noncontrolling interests	312	1,441
Net income attributable to Kennametal	$30,057	$28,196
PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL SHAREHOLDERS
Basic earnings per share	$0.38	$0.35
Diluted earnings per share	$0.37	$0.34
Basic weighted average shares outstanding	80,025	81,544
Diluted weighted average shares outstanding	80,699	82,165

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,
(in thousands)	2023	2022
Net income	$30,369	$29,637
Other comprehensive income (loss), net of tax
Reclassification of unrealized gain on derivatives designated and qualified as cash flow hedges	(192)	(192)
Unrecognized net pension and other postretirement benefit plans gain	1,517	3,324
Reclassification of net pension and other postretirement benefit plans loss	1,054	806
Foreign currency translation adjustments	(20,188)	(52,949)
Total other comprehensive loss, net of tax	(17,809)	(49,011)
Total comprehensive income (loss)	12,560	(19,374)
Less: comprehensive loss attributable to noncontrolling interests	(326)	(324)
Comprehensive income (loss) attributable to Kennametal Shareholders	$12,886	$(19,050)
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)	September 30, 2023	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$95,098	$106,021
Accounts receivable, less allowance for doubtful accounts of $8,185 and $8,759, respectively	288,655	307,313
Inventories (Note 9)	570,345	557,630
Other current assets	56,457	55,825
Total current assets	1,010,555	1,026,789
Property, plant and equipment:
Land and buildings	412,338	416,291
Machinery and equipment	1,954,536	1,951,535
Less accumulated depreciation	(1,408,628)	(1,398,758)
Property, plant and equipment, net	958,246	969,068
Other assets:
Goodwill (Note 17)	266,582	269,551
Other intangible assets, less accumulated amortization of $175,481 and $173,346, respectively (Note 17)	89,817	93,164
Operating lease right-of-use assets	43,000	43,036
Deferred income taxes	64,453	65,519
Other	80,107	80,107
Total other assets	543,959	551,377
Total assets	$2,512,760	$2,547,234
LIABILITIES
Current liabilities:
Revolving and other lines of credit and notes payable (Note 11)	$31,179	$689
Current operating lease liabilities	11,712	11,379
Accounts payable	197,369	203,341
Accrued income taxes	19,170	25,143
Accrued expenses	42,191	55,635
Other current liabilities	118,225	137,788
Total current liabilities	419,846	433,975
Long-term debt, less current maturities (Note 10)	595,374	595,172
Operating lease liabilities	31,786	32,178
Deferred income taxes	31,410	32,062
Accrued pension and postretirement benefits	112,542	115,536
Accrued income taxes	1,545	1,446
Other liabilities	21,506	22,697
Total liabilities	1,214,009	1,233,066
Commitments and contingencies
EQUITY (Note 15)
Kennametal Shareholders’ Equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 79,818 and 79,835 shares issued, respectively	99,773	99,794
Additional paid-in capital	453,385	465,406
Retained earnings	1,138,712	1,124,590
Accumulated other comprehensive loss	(431,512)	(414,343)
Total Kennametal Shareholders’ Equity	1,260,358	1,275,447
Noncontrolling interests	38,393	38,721
Total equity	1,298,751	1,314,168
Total liabilities and equity	$2,512,760	$2,547,234
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Three Months Ended September 30,
(in thousands)	2023	2022
OPERATING ACTIVITIES
Net income	$30,369	$29,637
Adjustments to reconcile to cash from operations:
Depreciation	30,461	29,459
Amortization	3,045	3,164
Stock-based compensation expense	8,696	8,282
Restructuring and other charges, net (Note 6)	3,087	—
Deferred income taxes	(104)	64
Other	5,623	(2,406)
Changes in certain assets and liabilities:
Accounts receivable	17,937	5,303
Inventories	(20,266)	(38,499)
Accounts payable and accrued liabilities	(32,555)	(42,145)
Accrued income taxes	(11,676)	1,552
Accrued pension and postretirement benefits	(2,925)	(2,482)
Other	(5,981)	(2,677)
Net cash flow provided by (used in) operating activities	25,711	(10,748)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(31,799)	(29,484)
Disposals of property, plant and equipment	3,048	202
Other	27	(12)
Net cash flow used in investing activities	(28,724)	(29,294)
FINANCING ACTIVITIES
Net increase in notes payable	7,212	3,388
Net increase in revolving and other lines of credit	23,400	60,900
Purchase of capital stock	(13,725)	(19,376)
The effect of employee benefit and stock plans and dividend reinvestment	(7,013)	(4,757)
Cash dividends paid to Shareholders	(15,935)	(16,276)
Other	9	(754)
Net cash flow (used in) provided by financing activities	(6,052)	23,125
Effect of exchange rate changes on cash and cash equivalents	(1,858)	(4,101)
CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents	(10,923)	(21,018)
Cash and cash equivalents, beginning of period	106,021	85,586
Cash and cash equivalents, end of period	$95,098	$64,568
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.BASIS OF PRESENTATION
The condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q, which include our accounts and those of our subsidiaries in which we have a controlling interest, should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (the “2023 Annual Report”). The condensed consolidated balance sheet as of June 30, 2023 was derived from the audited balance sheet included in our 2023 Annual Report. The interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal recurring adjustments. The results for the three months ended September 30, 2023 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2024 is to the fiscal year ending June 30, 2024. When used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, the terms “the Company,” “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.

2.SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three Months Ended September 30,
(in thousands)	2023	2022
Cash paid during the period for:
Interest	$5,031	$5,143
Income taxes	13,310	9,626
Supplemental disclosure of non-cash information:
Changes in accounts payable related to purchases of property, plant and equipment	(4,789)	(8,708)

3.     SUPPLIER FINANCE PROGRAM
We have a supplier finance program managed through two global financial institutions under which we agree to pay the financial institutions the stated amount of confirmed invoices from our participating suppliers on the invoice due date. We, or the global financial institutions, may terminate our agreements at any time upon 30 days written notice. We do not provide any forms of guarantees under these agreements. Supplier participation in the program is solely up to the supplier. We have no economic interest in a supplier’s decision to participate in the program, and their participation has no bearing on our payment terms or amounts due. The payment terms that we have with our suppliers under this program are considered commercially reasonable. As of September 30, 2023 and June 30, 2023, the amount of obligations outstanding that the Company has confirmed as valid to the financial institutions under the program was $24.5 million and $20.7 million, respectively, and was recorded within trade accounts payable.

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
Level 3: Inputs that are unobservable.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of September 30, 2023, the fair values of our financial assets and financial liabilities are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$1	$—	$1
Total assets at fair value	$—	$1	$—	$1

Liabilities:
Derivatives (1)	$—	$90	$—	$90
Total liabilities at fair value	$—	$90	$—	$90

As of June 30, 2023, the fair values of our financial assets and financial liabilities are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$68	$—	$68
Total assets at fair value	$—	$68	$—	$68

Liabilities:
Derivatives (1)	$—	$100	$—	$100
Total liabilities at fair value	$—	$100	$—	$100
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
There were no derivatives designated as hedging instruments as of September 30, 2023 and June 30, 2023. The fair value of derivatives not designated as hedging instruments in the condensed consolidated balance sheets are as follows:

(in thousands)	September 30, 2023	June 30, 2023
Derivatives not designated as hedging instruments
Other current assets - currency forward contracts	$1	$68
Other current liabilities - currency forward contracts	(90)	(100)
Total derivatives not designated as hedging instruments	(89)	(32)
Total derivatives	$(89)	$(32)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Certain currency forward contracts that hedge significant cross-border intercompany loans are considered as other derivatives and therefore do not qualify for hedge accounting. These contracts are recorded at fair value in the condensed consolidated balance sheets, with the offset to other expense, net. Losses (gains) related to derivatives not designated as hedging instruments have been recognized as follows:

	Three Months Ended September 30,
(in thousands)	2023	2022
Other expense (income), net - currency forward contracts	$122	$(306)

NET INVESTMENT HEDGES
As of September 30, 2023 and June 30, 2023, there were no foreign currency-denominated intercompany loans payable outstanding that were designated as net investment hedges. A gain of $1.7 million was recorded as a component of foreign currency translation adjustments in other comprehensive loss for the three months ended September 30, 2022.

6.    RESTRUCTURING AND OTHER CHARGES, NET
In the June quarter of fiscal 2023, we announced an initiative to streamline our cost structure while continuing to invest in our high-return commercial and operational excellence initiatives. Total restructuring and related charges for this program of $11.1 million, compared to a target of approximately $20 million, were recorded through September 30, 2023, consisting of $8.5 million in Metal Cutting and $2.6 million in Infrastructure. The majority of the remaining charges are expected to be recognized in fiscal 2024.
We recorded restructuring and related charges of $3.7 million for the three months ended September 30, 2023, which consisted of $2.5 million in Metal Cutting and $1.2 million in Infrastructure. Also included in restructuring and other charges, net during the three months ended September 30, 2023 is a net benefit of $0.6 million primarily due to the sale of property.
We recorded no restructuring and related charges for the three months ended September 30, 2022.
As of September 30, 2023, $7.7 million and $2.2 million of the restructuring accrual was recorded in other current liabilities and other liabilities, respectively, in our condensed consolidated balance sheet. As of June 30, 2023, $9.4 million and $0.5 million of the restructuring accrual was recorded in other current liabilities and other liabilities, respectively. The amounts are as follows:

(in thousands)	June 30, 2023	Expense	Translation	Cash Expenditures	September 30, 2023
Severance	$9,885	$3,694	$(229)	$(3,448)	$9,902
Total	$9,885	$3,694	$(229)	$(3,448)	$9,902
7.    STOCK-BASED COMPENSATION
Stock Options
Changes in our stock options for the three months ended September 30, 2023 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic value (in thousands)
Options outstanding, June 30, 2023	217,614	$37.29
Exercised	—
Lapsed or forfeited	(52,304)	45.24
Options outstanding, September 30, 2023	165,310	$34.78	1.5	$56
Options vested, September 30, 2023	165,310	$34.78	1.5	$56
Options exercisable, September 30, 2023	165,310	$34.78	1.5	$56
As of September 30, 2023 and June 30, 2023, there was no unrecognized compensation cost related to options outstanding, and all options were fully vested as of September 30, 2023 and 2022.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

There was no cash received from the exercise of options during the three months ended September 30, 2023 and 2022. The total intrinsic value of options exercised during the three months ended September 30, 2023 and 2022 was zero.
Restricted Stock Units – Performance Vesting and Time Vesting
Changes in our performance vesting and time vesting restricted stock units for the three months ended September 30, 2023 were as follows:

	Performance Vesting Stock Units	Performance Vesting Weighted Average Fair Value	Time Vesting Stock Units	Time Vesting Weighted Average Fair Value
Unvested, June 30, 2023	483,481	$31.68	1,207,442	$30.26
Granted	270,911	25.99	676,764	25.99
Vested	(172,542)	51.63	(528,627)	30.74
Performance metric adjustments, net	37,378	38.45	—	—
Forfeited	(44,998)	50.87	(8,576)	28.10
Unvested, September 30, 2023	574,230	$21.94	1,347,003	$27.94
During the three months ended September 30, 2023 and 2022, compensation expense related to time vesting and performance vesting restricted stock units was $8.3 million and $7.8 million, respectively. Performance vesting stock units were adjusted by 37,378 units during the three months ended September 30, 2023 related to the fiscal 2023 performance year. As of September 30, 2023, the total unrecognized compensation cost related to unvested time vesting and performance vesting restricted stock units was $38.6 million and is expected to be recognized over a weighted average period of 2.1 years.

8.    PENSION AND OTHER POSTRETIREMENT BENEFITS
The table below summarizes the components of net periodic pension income:

	Three Months Ended September 30,
(in thousands)	2023	2022
Service cost	$297	$238
Interest cost	8,907	8,040
Expected return on plan assets	(11,161)	(10,026)
Amortization of transition obligation	19	21
Amortization of prior service cost	(1)	2
Recognition of actuarial losses	1,444	1,105
Net periodic pension income	$(495)	$(620)
The table below summarizes the components of net periodic other postretirement benefit cost:

	Three Months Ended September 30,
(in thousands)	2023	2022
Interest cost	$107	$104
Amortization of prior service credit	(63)	(68)
Recognition of actuarial loss	34	48
Net periodic other postretirement benefit cost	$78	$84
The service cost component of net periodic pension income is reported as a component of cost of goods sold and operating expense. All other components of net periodic pension income and net periodic other postretirement benefit cost are reported as a component of other expense, net.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.    INVENTORIES
We used the last-in, first-out (LIFO) method of valuing inventories for 33 percent and 33 percent of total inventories at September 30, 2023 and June 30, 2023, respectively. Inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year; therefore, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs and are subject to any final year-end LIFO inventory adjustments.
Inventories consisted of the following:

(in thousands)	September 30, 2023	June 30, 2023
Finished goods	$336,340	$328,094
Work in process and powder blends	240,803	233,346
Raw materials	82,898	81,552
Inventories at current cost	660,041	642,992
Less: LIFO valuation	(89,696)	(85,362)
Total inventories	$570,345	$557,630

10.    LONG-TERM DEBT
Fixed rate debt had a fair market value of $519.1 million and $527.4 million at September 30, 2023 and June 30, 2023, respectively. The Level 2 fair value is determined based on the quoted market prices for similar debt instruments as of September 30, 2023 and June 30, 2023, respectively.

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
As of September 30, 2023, we were in compliance with all the covenants of the Credit Agreement, and there were $23.4 million of borrowings outstanding and $676.6 million of additional availability. There were no borrowings outstanding as of June 30, 2023.
Borrowings on other lines of credit and notes payable were $7.8 million and $0.7 million at September 30, 2023 and June 30, 2023, respectively.

12.     ENVIRONMENTAL MATTERS
The operation of our business has exposed us to certain liabilities and compliance costs related to environmental matters. We are involved in various environmental cleanup and remediation activities at certain sites associated with our current or former operations.
We establish and maintain accruals for estimated liabilities associated with certain environmental matters. At September 30, 2023, the balance of such accruals was $11.8 million, of which $1.6 million was current. At June 30, 2023, the balance was $12.0 million, of which $1.7 million was current.

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

13.     INCOME TAXES
The effective income tax rates for the three months ended September 30, 2023 and 2022 were 21.0 percent and 27.5 percent, respectively. The year-over-year change is primarily due to a $6.2 million benefit associated with a change in unrecognized tax benefits which was partially offset by a $2.9 million charge to settle the Italian tax litigation and geographical mix.
Italian Income Tax Litigation Settlement
In 2012, we received an assessment from the Italian tax authority that denied certain tax deductions primarily related to our 2008 tax return. Attempts at negotiating a reasonable settlement with the tax authority were unsuccessful; and as a result, we decided to litigate the matter which was eventually settled during the current quarter. We continue to believe the assessment was baseless and that our 2008 tax return was compliant, in all material respects, with Italian income tax rules and regulations. Accordingly, no income tax liability had been recorded in connection with this assessment in any period. If the Italian tax authority had been successful in litigation, payment of the assessment amount at its face on September 30, 2023 would have resulted in an increase to income tax expense for as much as €35.7 million, or $37.9 million, of which penalties and interest would have been €21.0 million, or $22.3 million.
During fiscal 2023, the Italian government launched a tax amnesty program aimed at reducing the number of tax disputes pending before the Italian courts. Pursuant to program guidelines, payments made to successfully resolve a dispute had to be received by the Italian government no later than September 30, 2023. Due to the prolonged amount of time the case had been pending, and the inherent costs and risks of further litigating the matter, we decided to negotiate a settlement with the Italian tax authority that resulted in an income tax charge of $2.9 million in the current quarter. With this settlement, we consider the matter to be officially closed.

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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table provides the computation of diluted shares outstanding for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
(in thousands)	2023	2022
Weighted-average shares outstanding during the period	80,025	81,544
Add: Unexercised stock options and unvested restricted stock units	674	621
Number of shares on which diluted earnings per share is calculated	80,699	82,165
Unexercised stock options with an exercise price greater than the average market price and restricted stock units not included in the computation because they were anti-dilutive	390	1,249

15.    EQUITY
A summary of the changes in the carrying amounts of total equity, Kennametal Shareholders’ equity and equity attributable to noncontrolling interests for the three months ending September 30, 2023 and 2022 is as follows:

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of June 30, 2023	$99,794	$465,406	$1,124,590	$(414,343)	$38,721	$1,314,168
Net income	—	—	30,057		312	30,369
Other comprehensive loss	—	—	—	(17,169)	(640)	(17,809)
Dividend reinvestment	2	43	—			45
Capital stock issued under employee benefit and stock plans(2)	610	1,028	—			1,638
Purchase of capital stock	(633)	(13,092)	—			(13,725)
Cash dividends ($0.20 per share)	—	—	(15,935)	—	—	(15,935)
Total equity, September 30, 2023	$99,773	$453,385	$1,138,712	$(431,512)	$38,393	$1,298,751

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of June 30, 2022	$101,671	$494,202	$1,070,655	$(413,951)	$38,670	$1,291,247
Net income	—	—	28,196	—	1,441	29,637
Other comprehensive loss	—	—	—	(47,246)	(1,765)	(49,011)
Dividend reinvestment	2	44	—	—	—	46
Capital stock issued under employee benefit and stock plans(2)	454	3,028	—	—	—	3,482
Purchase of capital stock	(1,032)	(18,344)	—	—	—	(19,376)
Cash dividends ($0.20 per share)	—	—	(16,276)	—	—	(16,276)
Cash dividends to non-controlling interests	—	—	—	—	(1,404)	(1,404)
Total equity, September 30, 2022	$101,095	$478,930	$1,082,575	$(461,197)	$36,942	$1,238,345
(2) Net of restricted stock units delivered upon vesting to satisfy tax withholding requirements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of, and changes in, accumulated other comprehensive loss (AOCL) were as follows, net of tax, for the three months ended September 30, 2023:

(in thousands)	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Attributable to Kennametal:
Balance, June 30, 2023	$(215,435)	$(202,641)	$3,733	$(414,343)
Other comprehensive income (loss) before reclassifications	1,517	(19,548)	—	(18,031)
Amounts reclassified from AOCL	1,054		(192)	862
Net other comprehensive income (loss)	2,571	(19,548)	(192)	(17,169)
AOCL, September 30, 2023	$(212,864)	$(222,189)	$3,541	$(431,512)

Attributable to noncontrolling interests:
Balance, June 30, 2023	$—	$(8,139)	$—	$(8,139)
Other comprehensive loss before reclassifications	—	(640)	—	(640)
Net other comprehensive loss	—	(640)	—	(640)
AOCL, September 30, 2023	$—	$(8,779)	$—	$(8,779)

The components of, and changes in, AOCL were as follows, net of tax, for the three months ended September 30, 2022:

(in thousands)	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Attributable to Kennametal:
Balance, June 30, 2022	$(208,406)	$(210,048)	$4,503	$(413,951)
Other comprehensive income (loss) before reclassifications	3,324	(51,184)	—	(47,860)
Amounts reclassified from AOCL	806	—	(192)	614
Net other comprehensive income (loss)	4,130	(51,184)	(192)	(47,246)
AOCL, September 30, 2022	$(204,276)	$(261,232)	$4,311	$(461,197)

Attributable to noncontrolling interests:
Balance, June 30, 2022	$—	$(7,547)	$—	$(7,547)
Other comprehensive loss before reclassifications	—	(1,765)	—	(1,765)
Net other comprehensive loss	—	(1,765)	—	(1,765)
AOCL, September 30, 2022	$—	$(9,312)	$—	$(9,312)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reclassifications out of AOCL for the three months ended September 30, 2023 and 2022 consisted of the following:

	Three Months Ended September 30,
(in thousands)	2023	2022	Affected line item in the Income Statement
Gains on cash flow hedges:
Forward starting interest rate swaps	$(255)	$(255)	Interest expense
Total before tax	(255)	(255)
Tax impact	63	63	Provision for income taxes
Net of tax	$(192)	$(192)

Pension and other postretirement benefits:
Amortization of transition obligations	$19	$21	Other income, net
Amortization of prior service credit	(64)	(66)	Other income, net
Recognition of actuarial losses	1,478	1,153	Other income, net
Total before tax	1,433	1,108
Tax impact	(379)	(302)	Provision for income taxes
Net of tax	$1,054	$806

The amount of income tax allocated to each component of other comprehensive income (loss) for the three months ended September 30, 2023 and 2022 were as follows:

		2023			2022
(in thousands)	Pre-tax	Tax impact	Net of tax	Pre-tax	Tax impact	Net of tax
Reclassification of unrealized gain on derivatives designated and qualified as cash flow hedges	$(255)	$63	$(192)	$(255)	$63	$(192)
Unrecognized net pension and other postretirement benefit plans gain	2,047	(530)	1,517	4,479	(1,155)	3,324
Reclassification of net pension and other postretirement benefit plans loss	1,433	(379)	1,054	1,108	(302)	806
Foreign currency translation adjustments	(20,188)	—	(20,188)	(52,799)	(150)	(52,949)
Other comprehensive loss	$(16,963)	$(846)	$(17,809)	$(47,467)	$(1,544)	$(49,011)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17.    GOODWILL AND OTHER INTANGIBLE ASSETS
A summary of the carrying amount of goodwill attributable to each segment, as well as the changes in such carrying amounts, is as follows:

(in thousands)	Metal Cutting	Infrastructure	Total
Gross goodwill	$447,212	$633,211	$1,080,423
Accumulated impairment losses	(177,661)	(633,211)	(810,872)
Balance as of June 30, 2023	$269,551	$—	$269,551

Activity for the three months ended September 30, 2023:
Change in gross goodwill due to translation	(2,969)	—	(2,969)

Gross goodwill	444,243	633,211	1,077,454
Accumulated impairment losses	(177,661)	(633,211)	(810,872)
Balance as of September 30, 2023	$266,582	$—	$266,582
The components of our other intangible assets were as follows:

	Estimated Useful Life (in years)	September 30, 2023		June 30, 2023
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Technology-based and other	4 to 20	$31,618	$(23,769)	$31,872	$(23,838)
Customer-related	10 to 21	179,286	(114,264)	179,889	(112,890)
Unpatented technology	10 to 30	31,467	(25,774)	31,487	(25,177)
Trademarks	5 to 20	12,384	(11,674)	12,426	(11,441)
Trademarks	Indefinite	10,543	—	10,836	—
Total		$265,298	$(175,481)	$266,510	$(173,346)

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
Our sales and operating income by segment are as follows:

	Three Months Ended September 30,
(in thousands)	2023	2022
Sales:
Metal Cutting	$308,229	$299,936
Infrastructure	184,247	194,856
Total sales	$492,476	$494,792
Operating income:
Metal Cutting	$32,117	$28,605
Infrastructure	13,644	20,787
Corporate	(643)	(866)
Total operating income	45,118	48,526
Interest expense	6,601	6,638
Other expense, net	89	1,009
Income before income taxes	$38,428	$40,879

The following table presents Kennametal's revenue disaggregated by geography:

	Three Months Ended
	September 30, 2023			September 30, 2022
(in percentages)	Metal Cutting	Infrastructure	Total Kennametal	Metal Cutting	Infrastructure	Total Kennametal
Americas	45%	59%	50%	45%	62%	51%
EMEA	37	19	30	33	16	27
Asia Pacific	18	22	20	22	22	22
To better align with the Company's strategic goals and initiatives, certain of the end markets that are reported externally and used to analyze sales performance were redefined beginning in the fourth quarter of fiscal 2023. The changes include 1.) defense sales were moved from general engineering and are now combined with aerospace sales for a new "aerospace and defense" end market, 2.) certain Metal Cutting sales have been reclassified from general engineering to the aerospace and defense end market, and 3.) Infrastructure's ceramics sales have been reclassified from energy to the general engineering end market. The fiscal 2023 period has been retrospectively restated to align with the new end markets.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables presents Kennametal's revenue disaggregated by end market:

	Three Months Ended September 30, 2023
(in percentages)	Metal Cutting	Infrastructure	Total Kennametal
General engineering	54%	34%	46%
Transportation	27	—	17
Aerospace & Defense	12	6	10
Energy	7	22	13
Earthworks	—	38	14

	Three Months Ended September 30, 2022
(in percentages)	Metal Cutting	Infrastructure	Total Kennametal
General engineering	55%	35%	47%
Transportation	27	—	16
Aerospace & Defense	11	3	8
Energy	7	25	14
Earthworks	—	37	15

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
Throughout MD&A, we refer to measures used by management to evaluate performance. We also refer to a number of financial measures that are not defined under accounting principles generally accepted in the United States of America (U.S. GAAP), including organic sales growth (decline), constant currency regional sales growth (decline) and constant currency end market sales growth (decline). We provide the definitions of these non-GAAP financial measures at the end of the MD&A section as well as details on the use and derivation of these financial measures.
Our sales of $492.5 million for the quarter ended September 30, 2023 reflect flat organic growth and no meaningful effect from business days or foreign currency.
Operating income was $45.1 million compared to $48.5 million in the prior year quarter. The year-over-year decrease of $3.4 million was primarily due to higher wages and general inflation, lower sales volumes, higher raw material costs and restructuring and related charges of approximately $4 million in the current quarter. These factors were partially offset by higher price realization and operational efficiencies including restructuring savings. Operating margin was 9.2 percent compared to 9.8 percent in the prior year quarter. The Metal Cutting and Infrastructure segments had operating margins of 10.4 percent and 7.4 percent, respectively, for the quarter ended September 30, 2023.
On March 11, 2020, the World Health Organization declared the Coronavirus Disease 2019 (COVID-19) a pandemic bringing significant uncertainty in our end markets and operations. Although COVID-19 is no longer considered a global emergency, the slow recovery in China, temporary labor shortages due to COVID-19 related absenteeism in certain regions and other supply chain challenges have created significant operating constraints on our business.
Russia's invasion of Ukraine in February 2022 resulted in the imposition of economic sanctions on Russia by the United States, Canada, the European Union and other countries. We have experienced increased costs for energy and raw materials and other supply chain issues due, in part, to the negative impact of the conflict on the global economy. During the March quarter of 2022, the Company ceased operations in Russia and subsequently decided to liquidate its legal entity in Russia, which is expected to be completed during fiscal 2024. Similarly, the developing conflict in Israel that began in October 2023 could negatively impact the Company's financial condition or results of operations. To date, the Israeli conflict has not significantly affected the Company's business activities or results of operations.
The outcome of the strike of the U.S. United Auto Workers (UAW) members also has the potential to negatively affect our business as well as our customers in the transportation end market. To date, the strike has not significantly affected the Company's business activities or results of operations.
Our business has also been negatively affected by foreign currency exchange and inflationary headwinds. We have been able to partially mitigate the effects of inflation, foreign currency exchange challenges and other disruptions through price increases on our products. We cannot predict the ultimate effect of these issues on our business, operating results or financial condition, but we will continue to monitor macroeconomic conditions and attempt to mitigate the negative effect to the extent possible.
Current quarter earnings per diluted share (EPS) was $0.37 compared to EPS of $0.34 in the prior year quarter. EPS for the three months ended September 30, 2023 was unfavorably affected by restructuring and related charges of $0.04 per share.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash flow provided by operating activities was $25.7 million during the three months ended September 30, 2023 compared to negative $10.7 million during the prior year period. Capital expenditures were $31.8 million and $29.5 million during the three months ended September 30, 2023 and 2022, respectively. During the three months ended September 30, 2023, the Company returned approximately $30 million to shareholders through $14 million in share repurchases under the three-year share repurchase program and $16 million in dividends. The Company has a long history of consistently paying dividends to shareholders since its listing on the New York Stock Exchange in 1967.

RESULTS OF CONTINUING OPERATIONS
SALES Sales for the three months ended September 30, 2023 were $492.5 million, a decrease of $2.3 million, or 0 percent, from $494.8 million in the prior year quarter, reflecting flat organic sales growth and no meaningful effect from business days or foreign currency.
Our sales growth (decline) by end market and region are as follows:

	Three Months Ended September 30, 2023
(in percentages)	As Reported	Constant Currency
End market sales growth (decline):
Aerospace & Defense	19%	17%
Energy	(12)	(12)
Earthworks	(2)	—
General engineering	—	(1)
Transportation	1	(1)
Regional sales (decline) growth:
Americas	(3)%	(3)%
Europe, the Middle East and Africa (EMEA)	13	8
Asia Pacific	(12)	(8)
GROSS PROFIT Gross profit for the three months ended September 30, 2023 was $162.9 million, an increase of $2.9 million from $160.0 million in the prior year quarter. The increase was primarily due to higher price realization and operational efficiencies including restructuring savings. These factors were partially offset by higher wages and general inflation, lower sales volumes and higher raw material costs. Gross profit margin for the three months ended September 30, 2023 was 33.1 percent, as compared to 32.3 percent in the prior year quarter.
OPERATING EXPENSE Operating expense for the three months ended September 30, 2023 was $111.6 million compared to $108.3 million for the three months ended September 30, 2022.
Research and development expenses included in operating expense totaled $11.0 million and $10.6 million for the three months ended September 30, 2023 and 2022, respectively.
RESTRUCTURING AND OTHER CHARGES, NET In the June quarter of fiscal 2023, we announced an initiative to streamline our cost structure while continuing to invest in our high-return commercial and operational excellence initiatives. During the quarter, we achieved restructuring savings of approximately $4 million from this action, and currently expect to deliver annualized run rate pre-tax savings of approximately $20 million by the end of fiscal 2024. Total restructuring and related charges for this program of $11.1 million, compared to a target of approximately $20 million, were recorded through September 30, 2023, consisting of $8.5 million in Metal Cutting and $2.6 million in Infrastructure. The majority of the remaining charges are expected to be recognized in fiscal 2024.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

We recorded restructuring and related charges of $3.7 million for the three months ended September 30, 2023, which consisted of $2.5 million in Metal Cutting and $1.2 million in Infrastructure. Also included in restructuring and other charges, net during the three months ended September 30, 2023 is a net benefit of $0.6 million primarily due to the sale of property.
INTEREST EXPENSE Interest expense for the three months ended September 30, 2023 remained flat at $6.6 million compared to $6.6 million for the three months ended September 30, 2022.
OTHER EXPENSE, NET Other expense, net for the three months ended September 30, 2023 was $0.1 million compared to $1.0 million during the three months ended September 30, 2022. The year-over year change is due primarily to foreign currency exchange.
PROVISION FOR INCOME TAXES The effective income tax rates for the three months ended September 30, 2023 and 2022 were 21.0 percent and 27.5 percent, respectively. The year-over-year change is primarily due to a $6.2 million benefit associated with a change in unrecognized tax benefits which was partially offset by a $2.9 million charge to settle the Italian tax litigation and geographical mix.
Italian Income Tax Litigation Settlement
In 2012, we received an assessment from the Italian tax authority that denied certain tax deductions primarily related to our 2008 tax return. Attempts at negotiating a reasonable settlement with the tax authority were unsuccessful; and as a result, we decided to litigate the matter which was eventually settled during the current quarter. We continue to believe the assessment was baseless and that our 2008 tax return was compliant, in all material respects, with Italian income tax rules and regulations. Accordingly, no income tax liability had been recorded in connection with this assessment in any period. If the Italian tax authority had been successful in litigation, payment of the assessment amount at its face on September 30, 2023 would have resulted in an increase to income tax expense for as much as €35.7 million, or $37.9 million, of which penalties and interest would have been €21.0 million, or $22.3 million.
During fiscal 2023, the Italian government launched a tax amnesty program aimed at reducing the number of tax disputes pending before the Italian courts. Pursuant to program guidelines, payments made to successfully resolve a dispute had to be received by the Italian government no later than September 30, 2023. Due to the prolonged amount of time the case had been pending, and the inherent costs and risks of further litigating the matter, we decided to negotiate a settlement with the Italian tax authority that resulted in an income tax charge of $2.9 million in the current quarter. With this settlement, we consider the matter to be officially closed.

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

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Our sales and operating income by segment are as follows:

	Three Months Ended September 30,
(in thousands)	2023	2022
Sales:
Metal Cutting	$308,229	$299,936
Infrastructure	184,247	194,856
Total sales	$492,476	$494,792
Operating income:
Metal Cutting	$32,117	$28,605
Infrastructure	13,644	20,787
Corporate	(643)	(866)
Total operating income	45,118	48,526
Interest expense	6,601	6,638
Other expense, net	89	1,009
Income before income taxes	$38,428	$40,879
METAL CUTTING

	Three Months Ended September 30,
(in thousands, except operating margin)	2023	2022
Sales	$308,229	$299,936
Operating income	32,117	28,605
Operating margin	10.4%	9.5%

Three Months Ended September 30, 2023
(in percentages)
Organic sales growth	2%
Foreign currency exchange effect(1)	1
Sales growth	3%

	Three Months Ended September 30, 2023
(in percentages)	As Reported	Constant Currency
End market sales growth (decline):
Aerospace & Defense	9%	7%
Transportation	1	(1)
General engineering	3	1
Energy	(2)	(3)
Regional sales growth (decline):
Americas	4%	3%
EMEA	14	8
Asia Pacific	(16)	(13)

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the three months ended September 30, 2023, Metal Cutting sales increased 3 percent compared to the prior year quarter. This was driven by organic growth of 2 percent and a favorable foreign currency effect of 1 percent. Aerospace & defense end market sales increased in the Americas and EMEA as a result of our focused execution on our strategic initiatives and a continuing expansion in global travel following the COVID-19 slowdown, the effects of which were partially offset by unfavorable foreign currency exchange and a decline in Asia Pacific due to lower economic activity in China. Sales in the general engineering end market increased in the Americas and EMEA as industrial activity continues to recover from the COVID-19 pandemic and underlying economic activity expands, the effects of which were partially offset by unfavorable foreign currency exchange and a slower recovery in China from COVID-related disruptions. Energy end market sales declined in all regions due to market disruptions and project delays, the effects of which were partially offset by favorable foreign currency exchange. Transportation end market sales declined in Asia Pacific and the Americas as a result of slowing customer demand, the effects of which were partially offset by improving customer supply chains and hybrid/electric vehicle business in EMEA and favorable foreign currency exchange.
On a regional basis, sales in the Americas increased primarily due to strength in general engineering and aerospace & defense. Sales growth in EMEA reflects the execution on our strategic initiatives. Sales in Asia Pacific decreased due to a slower recovery in China from COVID-related disruptions and unfavorable foreign currency exchange.
For the three months ended September 30, 2023, Metal Cutting operating income was $32.1 million compared to $28.6 million in the prior year quarter. The increase in operating income was primarily due to higher price realization and operational efficiencies including restructuring savings. These factors were partially offset by higher wages and general inflation, lower sales volumes, restructuring and related charges of approximately $3 million in the current quarter and higher raw material costs.

INFRASTRUCTURE

	Three Months Ended September 30,
(in thousands)	2023	2022
Sales	$184,247	$194,856
Operating income	13,644	20,787
Operating margin	7.4%	10.7%

Three Months Ended September 30, 2023
(in percentages)
Organic sales decline	(3)%
Foreign currency exchange effect(1)	(1)
Business days effect(4)	(1)
Sales decline	(5)%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Three Months Ended September 30, 2023
(in percentages)	As Reported	Constant Currency
End market sales (decline) growth:
Energy	(16)%	(17)%
Earthworks	(3)	—
General engineering	(8)	(8)
Aerospace & Defense	73	67
Regional sales (decline) growth:
Americas	(10)%	(10)%
EMEA	12	11
Asia Pacific	(5)	—
For the three months ended September 30, 2023, Infrastructure sales decreased by 5 percent from the prior year quarter. The decrease in sales was driven by an organic sales decline of 3 percent, an unfavorable foreign currency effect of 1 percent and an unfavorable business days effect of 1 percent. Energy end market sales decreased primarily due to U.S. oil and gas where land rig counts decreased year over year. Sales in the general engineering end market decreased in all regions primarily due to declines in industrial activity year over year. Earthworks end market sales were flat year over year, excluding the unfavorable foreign currency effect, as growth in underground mining was offset by a decline in construction. Aerospace & defense end market sales increased primarily due to order timing in EMEA. On a regional basis, sales in EMEA increased due to the aerospace & defense end market. Sales in Asia Pacific were flat year over year, excluding the unfavorable foreign currency effect, due to an increase in the earthworks end market offset with decreases in other end markets. Sales in the Americas declined primarily due to the energy and general engineering end markets.
For the three months ended September 30, 2023, Infrastructure operating income was $13.6 million compared to $20.8 million in the prior year quarter. The decrease in operating income was primarily due to lower sales volumes, higher raw material costs and less price realization.

CORPORATE

	Three Months Ended September 30,
(in thousands)	2023	2022
Corporate expense	$(643)	$(866)
For the three months ended September 30, 2023, Corporate expense decreased by $0.2 million from the prior year quarter.

LIQUIDITY AND CAPITAL RESOURCES
Cash flow from operations is the primary source of funding for our capital expenditures. For the three months ended September 30, 2023, cash flow provided by operating activities was $25.7 million.

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
As of September 30, 2023, we were in compliance with all the covenants of the Credit Agreement, and there were $23.4 million of borrowings outstanding and $676.6 million of additional availability. There were no borrowings outstanding as of June 30, 2023.
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
At September 30, 2023, cash and cash equivalents were $95.1 million. Total Kennametal Shareholders' equity was $1,260.4 million and total debt was $626.6 million. Our current senior credit ratings are at investment grade levels. We believe that our current financial position, liquidity and credit ratings provide us access to the capital markets. We believe that we have sufficient resources available to meet cash requirements for the next 12 months. We continue to closely monitor our liquidity position and the condition of the capital markets, as well as the counterparty risk of our credit providers. There have been no material changes in our contractual obligations and commitments since June 30, 2023.
Share Repurchase Program In July 2021, the Board of Directors of the Company approved a share repurchase program authorizing the Company to purchase up to $200 million of the Company's common stock over a three-year period. During the three months ended September 30, 2023, the Company repurchased 505 thousand shares of common stock for $13.7 million.
Dividends During the three months ended September 30, 2023, the Company paid a dividend of $0.20 per share for a total of $15.9 million in dividends returned to shareholders.
Cash Flow Provided by (Used in) Operating Activities
During the three months ended September 30, 2023, cash flow provided by operating activities was $25.7 million, compared to negative $10.7 million for the prior year period. Cash flow provided by operating activities for the current year period consisted of net income and non-cash items amounting to an inflow of $81.2 million and changes in certain assets and liabilities netting to an outflow of $55.5 million. Contributing to the changes in certain assets and liabilities were a decrease in accounts payable and accrued liabilities of $32.6 million, an increase in inventories of $20.3 million, and a decrease in accrued income taxes of $11.7 million. Offsetting these cash outflows was a decrease in accounts receivable of $17.9 million.
During the three months ended September 30, 2022, cash flow used in operating activities was $10.7 million consisting of net income and non-cash items amounting to an inflow of $68.2 million and changes in certain assets and liabilities netting to an outflow of $78.9 million. Contributing to the changes in certain assets and liabilities were a decrease in accounts payable and accrued liabilities of $42.1 million, an increase in inventories of $38.5 million due to higher material costs, lengthening supply chains and higher sales volumes and a decrease in accrued pension and postretirement benefits of $2.5 million. Partially offsetting these cash outflows was a decrease in accounts receivable of $5.3 million and an increase in accrued income taxes of $1.6 million.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash Flow Used in Investing Activities
Cash flow used in investing activities was $28.7 million for the three months ended September 30, 2023, compared to $29.3 million for the prior year period. During the current year period, cash flow used in investing activities primarily included capital expenditures of $31.8 million, which consisted primarily of equipment upgrades, partially offset by disposals of property, plant, and equipment of $3.0 million.
For the three months ended September 30, 2022, cash flow used in investing activities was $29.3 million and primarily included capital expenditures of $29.5 million, which consisted primarily of equipment upgrades, partially offset by disposals of property, plant, and equipment of $0.2 million.
Cash Flow Used in (Provided by) Financing Activities
Cash flow used in financing activities was $6.1 million for the three months ended September 30, 2023 compared to cash flow provided by financing activities of $23.1 million in the prior year period. During the current year period, cash flow used in financing activities primarily included $15.9 million of cash dividends paid to Kennametal Shareholders, $13.7 million in common shares repurchased, and $7.0 million of the effect of employee benefit and stock plans and dividend reinvestment, partially offset by $23.4 million of borrowings under the Credit Agreement and an increase in notes payable of $7.2 million.
For the three months ended September 30, 2022, cash flow provided by financing activities was $23.1 million and included $60.9 million of borrowings under the Credit Agreement and a $3.4 million increase in notes payable, partially offset by $19.4 million in common shares repurchased, $16.3 million of cash dividends paid to Kennametal Shareholders and $4.8 million of the effect of employee benefit and stock plans and dividend reinvestment.

FINANCIAL CONDITION
Working capital was $590.7 million at September 30, 2023, a decrease of $2.1 million from $592.8 million at June 30, 2023. The decrease in working capital was primarily driven by an increase in borrowings under the Credit Agreement and notes payable of $30.5 million, a decrease in accounts receivable of $18.7 million, and a decrease in cash and cash equivalents of $10.9 million, partially offset by a decrease in other current liabilities of $19.6 million, a decrease in accrued expenses of $13.4 million, and an increase in inventories of $12.7 million. Currency exchange rate effects decreased working capital by a total of approximately $10.2 million.
Property, plant and equipment, net decreased $10.8 million from $969.1 million at June 30, 2023 to $958.2 million at September 30, 2023, primarily due to depreciation expense of $30.5 million and unfavorable currency effects of $7.6 million, partially offset by net capital additions of $28.8 million.
At September 30, 2023, other assets were $544.0 million, a decrease of $7.4 million from $551.4 million at June 30, 2023. The decrease was primarily due to amortization of intangibles of $3.0 million and unfavorable currency exchange effects.
Kennametal Shareholders' equity was $1,260.4 million at September 30, 2023, a decrease of $15.1 million from $1,275.4 million at June 30, 2023. The decrease was primarily due to other comprehensive loss of $17.8 million, cash dividends paid to Kennametal Shareholders of $15.9 million and the repurchase of capital stock of $13.7 million primarily under the share repurchase program that was initiated during fiscal 2022, partially offset by net income attributable to Kennametal of $30.1 million.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES
There have been no changes to our critical accounting policies since June 30, 2023.

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
Reconciliations of organic sales growth (decline) to sales growth (decline) are as follows:

Three Months Ended September 30, 2023	Metal Cutting	Infrastructure	Total
Organic sales growth (decline)	2%	(3)%	—%
Foreign currency exchange effect(1)	1	(1)	—
Business days effect(4)	—	(1)	—
Sales growth (decline)	3%	(5)%	—%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Reconciliations of constant currency end market sales growth (decline) to end market sales growth (decline)(2) are as follows:

Metal Cutting
Three Months Ended September 30, 2023	General Engineering	Transportation	Aerospace & Defense	Energy
Constant currency end market sales growth (decline)	1%	(1)%	7%	(3)%
Foreign currency exchange effect(1)	2	2	2	1
End market sales growth (decline)(2)	3%	1%	9%	(2)%

Infrastructure
Three Months Ended September 30, 2023	Energy	Earthworks	General Engineering	Aerospace & Defense
Constant currency end market sales (decline) growth	(17)%	—%	(8)%	67%
Foreign currency exchange effect(1)	1	(3)	—	6%
End market sales (decline) growth(2)	(16)%	(3)%	(8)%	73%

Total
Three Months Ended September 30, 2023	General Engineering	Transportation	Aerospace & Defense	Energy	Earthworks
Constant currency end market sales (decline) growth	(1)%	(1)%	17%	(12)%	—%
Foreign currency exchange effect(1)	1	2	2	—	(2)
End market sales growth (decline)(2)	—%	1%	19%	(12)%	(2)%

Reconciliations of constant currency regional sales growth (decline) to reported regional sales growth (decline)(3) are as follows:

	Three Months Ended September 30, 2023
	Americas	EMEA	Asia Pacific
Metal Cutting
Constant currency regional sales growth (decline)	3%	8%	(13)%
Foreign currency exchange effect(1)	1	6	(3)
Regional sales growth (decline)(3)	4%	14%	(16)%

Infrastructure
Constant currency regional sales (decline) growth	(10)%	11%	—%
Foreign currency exchange effect(1)	—	1	(5)
Regional sales (decline) growth(3)	(10)%	12%	(5)%

Total
Constant currency regional sales (decline) growth	(3)%	8%	(8)%
Foreign currency exchange effect(1)	—	5	(4)
Regional sales (decline) growth(3)	(3)%	13%	(12)%
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
(4) Business days effect is calculated by dividing the year-over-year change in weighted average working days (based on mix of sales by country) by prior period weighted average working days.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk exposures since June 30, 2023.

ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls' stated goals. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance at September 30, 2023 that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
In the quarter ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 through July 31, 2023	140,368	$28.86	138,360	$61,600,000
August 1 through August 31, 2023	436,056	26.52	229,545	55,400,000
September 1 through September 30, 2023	136,868	25.56	136,750	51,900,000
Total	713,292	$26.80	504,655

(1)During the current period, 1,712 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program. Also, during the current period employees delivered 206,925 shares of restricted stock to Kennametal, upon vesting, to satisfy tax withholding requirements.
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
(4)Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income for the three months ended September 30, 2023 and 2022, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2023 and 2022, (iii) the Condensed Consolidated Balance Sheets at September 30, 2023 and June 30, 2023, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2023 and 2022 and (v) Notes to Condensed Consolidated Financial Statements for the three months ended September 30, 2023 and 2022.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNAMETAL INC.

Date:	November 3, 2023	By:	/s/ John W. Witt
John W. Witt Vice President Finance and Corporate Controller