Form 10-Q
period 2023-12-31
KENNAMETAL INC
filed 2024-02-07
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2023
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

As of January 31, 2024, 79,269,782 shares of the Registrant’s Capital Stock, par value $1.25 per share, were outstanding.

KENNAMETAL INC.
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2023

FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements that do not relate strictly to historical or current facts. You can identify forward-looking statements by words such as “should,” “anticipate,” “estimate,” “approximate,” “expect,” “may,” “will,” “project,” “intend,” “plan,” “believe” and other words of similar meaning and expression in connection with any discussion of future operating or financial performance or events. We have also included forward-looking statements in this Quarterly Report on Form 10-Q concerning, among other things, our strategy, goals, plans and projections regarding our financial position, liquidity and capital resources, results of operations, market position and product development. These statements are based on current estimates that involve inherent risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, our actual results could vary materially from our current expectations. There are a number of factors that could cause our actual results to differ from those indicated in the forward-looking statements. They include: uncertainties related to changes in macroeconomic and/or global conditions, including as a result of increased inflation and Russia's invasion of Ukraine and the resulting sanctions on Russia; the adverse effects of the COVID-19 pandemic and its impacts on our business operations, financial results and financial position and on the industries in which we operate and the global economy generally; other economic recession; our ability to achieve all anticipated benefits of restructuring, simplification and modernization initiatives; Commercial Excellence growth initiatives, Operational Excellence initiatives, our foreign operations and international markets, such as currency exchange rates, different regulatory environments, trade barriers, exchange controls, and social and political instability, including the conflicts in Ukraine and Gaza; changes in the regulatory environment in which we operate, including environmental, health and safety regulations; potential for future goodwill and other intangible asset impairment charges; our ability to protect and defend our intellectual property; continuity of information technology infrastructure; competition; our ability to retain our management and employees; demands on management resources; availability and cost of the raw materials we use to manufacture our products; product liability claims; integrating acquisitions and achieving the expected savings and synergies; global or regional catastrophic events; demand for and market acceptance of our products; business divestitures; energy costs; commodity prices; labor relations; and implementation of environmental remediation matters. We provide additional information about many of the specific risks we face in the “Risk Factors” section of our Annual Report on Form 10-K and in other periodic reports we file from time to time with the Securities and Exchange Commission. We can give no assurance that any goal or plan set forth in our forward-looking statements will be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. Except as required by law, we do not intend to release publicly any revisions to forward-looking statements as a result of future events or developments.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except per share amounts)	2023	2022	2023	2022
Sales	$495,320	$497,121	$987,796	$991,913
Cost of goods sold	355,723	354,231	685,301	689,055
Gross profit	139,597	142,890	302,495	302,858
Operating expense	107,342	105,756	218,991	214,035
Restructuring and other charges, net (Note 6)	1,033	(1,505)	4,119	(1,505)
Amortization of intangibles	2,743	3,148	5,788	6,312
Operating income	28,479	35,491	73,597	84,016
Interest expense	6,847	7,015	13,447	13,652
Other (income) expense, net	(687)	588	(597)	1,597
Income before income taxes	22,319	27,888	60,747	68,767
(Benefit from) provision for income taxes	(2,009)	4,964	6,050	16,206
Net income	24,328	22,924	54,697	52,561
Less: Net income attributable to noncontrolling interests	1,220	1,025	1,532	2,466
Net income attributable to Kennametal	$23,108	$21,899	$53,165	$50,095
PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL SHAREHOLDERS
Basic earnings per share	$0.29	$0.27	$0.67	$0.62
Diluted earnings per share	$0.29	$0.27	$0.66	$0.61
Basic weighted average shares outstanding	79,700	80,737	79,863	81,141
Diluted weighted average shares outstanding	80,114	81,237	80,395	81,677

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2023	2022	2023	2022
Net income	$24,328	$22,924	$54,697	$52,561
Other comprehensive income, net of tax
Unrealized loss on derivatives designated and qualified as cash flow hedges	(59)	—	(59)	—
Reclassification of unrealized gain on derivatives designated and qualified as cash flow hedges	(192)	(192)	(385)	(385)
Unrecognized net pension and other postretirement benefit plans loss	(1,752)	(3,371)	(235)	(47)
Reclassification of net pension and other postretirement benefit plans loss	1,071	832	2,125	1,639
Foreign currency translation adjustments	31,791	52,819	11,604	(130)
Total other comprehensive income, net of tax	30,859	50,088	13,050	1,077
Total comprehensive income	55,187	73,012	67,747	53,638
Less: comprehensive income attributable to noncontrolling interests	1,888	2,092	1,560	1,768
Comprehensive income attributable to Kennametal Shareholders	$53,299	$70,920	$66,187	$51,870
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)	December 31, 2023	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$90,735	$106,021
Accounts receivable, less allowance for doubtful accounts of $8,616 and $8,759, respectively	290,547	307,313
Inventories (Note 9)	570,785	557,630
Other current assets	57,753	55,825
Total current assets	1,009,820	1,026,789
Property, plant and equipment:
Land and buildings	416,804	416,291
Machinery and equipment	1,999,244	1,951,535
Less accumulated depreciation	(1,454,652)	(1,398,758)
Property, plant and equipment, net	961,396	969,068
Other assets:
Goodwill (Note 17)	275,916	269,551
Other intangible assets, less accumulated amortization of $179,863 and $173,346, respectively (Note 17)	87,598	93,164
Operating lease right-of-use assets	47,294	43,036
Deferred income taxes	74,491	65,519
Other	87,837	80,107
Total other assets	573,136	551,377
Total assets	$2,544,352	$2,547,234
LIABILITIES
Current liabilities:
Revolving and other lines of credit and notes payable (Note 11)	$23,315	$689
Current operating lease liabilities	12,301	11,379
Accounts payable	193,002	203,341
Accrued income taxes	14,680	25,143
Accrued expenses	42,128	55,635
Other current liabilities	128,682	137,788
Total current liabilities	414,108	433,975
Long-term debt, less current maturities (Note 10)	595,576	595,172
Operating lease liabilities	35,014	32,178
Deferred income taxes	32,376	32,062
Accrued pension and postretirement benefits	116,655	115,536
Accrued income taxes	1,507	1,446
Other liabilities	21,012	22,697
Total liabilities	1,216,248	1,233,066
Commitments and contingencies
EQUITY (Note 15)
Kennametal Shareholders’ Equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 79,257 and 79,835 shares issued, respectively	99,071	99,794
Additional paid-in capital	444,162	465,406
Retained earnings	1,145,911	1,124,590
Accumulated other comprehensive loss	(401,321)	(414,343)
Total Kennametal Shareholders’ Equity	1,287,823	1,275,447
Noncontrolling interests	40,281	38,721
Total equity	1,328,104	1,314,168
Total liabilities and equity	$2,544,352	$2,547,234
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Six Months Ended December 31,
(in thousands)	2023	2022
OPERATING ACTIVITIES
Net income	$54,697	$52,561
Adjustments to reconcile to cash from operations:
Depreciation	60,500	60,932
Amortization	5,788	6,312
Stock-based compensation expense	14,652	13,909
Restructuring and other charges, net (Note 6)	4,119	(1,505)
Deferred income taxes	(7,726)	(2,649)
Other	11,279	1,769
Changes in certain assets and liabilities:
Accounts receivable	20,447	3,961
Inventories	(9,471)	(32,901)
Accounts payable and accrued liabilities	(36,220)	(52,835)
Accrued income taxes	(17,259)	1,223
Accrued pension and postretirement benefits	(5,497)	(4,475)
Other	(7,001)	6,207
Net cash flow provided by operating activities	88,308	52,509
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(57,487)	(50,622)
Disposals of property, plant and equipment	5,208	2,466
Business acquisitions	(4,010)	—
Other	(117)	88
Net cash flow used in investing activities	(56,406)	(48,068)
FINANCING ACTIVITIES
Net increase (decrease) in notes payable	2,112	(7)
Net increase in revolving and other lines of credit	20,500	57,800
Purchase of capital stock	(28,754)	(30,068)
The effect of employee benefit and stock plans and dividend reinvestment	(7,864)	(5,753)
Cash dividends paid to Shareholders	(31,844)	(32,371)
Other	(658)	(755)
Net cash flow used in financing activities	(46,508)	(11,154)
Effect of exchange rate changes on cash and cash equivalents	(680)	(2,089)
CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents	(15,286)	(8,802)
Cash and cash equivalents, beginning of period	106,021	85,586
Cash and cash equivalents, end of period	$90,735	$76,784
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.BASIS OF PRESENTATION
The condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q, which include our accounts and those of our subsidiaries in which we have a controlling interest, should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (the “2023 Annual Report”). The condensed consolidated balance sheet as of June 30, 2023 was derived from the audited balance sheet included in our 2023 Annual Report. The interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal recurring adjustments. The results for the six months ended December 31, 2023 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2024 is to the fiscal year ending June 30, 2024. When used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, the terms “the Company,” “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.

2.SUPPLEMENTAL CASH FLOW DISCLOSURES

	Six Months Ended December 31,
(in thousands)	2023	2022
Cash paid during the period for:
Interest	$13,305	$13,430
Income taxes	24,506	17,631
Supplemental disclosure of non-cash information:
Changes in accounts payable related to purchases of property, plant and equipment	(4,466)	(7,226)

3.     SUPPLIER FINANCE PROGRAM
We have a supplier finance program managed through two global financial institutions under which we agree to pay the financial institutions the stated amount of confirmed invoices from our participating suppliers on the invoice due date. We, or the global financial institutions, may terminate our agreements at any time upon 30 days written notice. We do not provide any forms of guarantees under these agreements. Supplier participation in the program is solely up to the supplier. We have no economic interest in a supplier’s decision to participate in the program, and their participation has no bearing on our payment terms or amounts due. The payment terms that we have with our suppliers under this program are considered commercially reasonable. As of December 31, 2023 and June 30, 2023, the obligations outstanding that the Company has confirmed as valid to the financial institutions under the program were $24.2 million and $20.7 million, respectively, and were recorded within trade accounts payable.

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
Level 3: Inputs that are unobservable.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2023, the fair values of our financial assets and financial liabilities are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$100	$—	$100
Total assets at fair value	$—	$100	$—	$100

Liabilities:
Derivatives (1)	$—	$36	$—	$36
Total liabilities at fair value	$—	$36	$—	$36

As of June 30, 2023, the fair values of our financial assets and financial liabilities are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$68	$—	$68
Total assets at fair value	$—	$68	$—	$68

Liabilities:
Derivatives (1)	$—	$100	$—	$100
Total liabilities at fair value	$—	$100	$—	$100
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
The fair value of derivatives designated and not designated as hedging instruments in the condensed consolidated balance sheets are as follows:

(in thousands)	December 31, 2023	June 30, 2023
Derivatives designated as hedging instruments
Other current assets - range forward contracts	$80	$—
Other current liabilities - range forward contracts	(1)	—
Total derivatives designated as hedging instruments	79	—
Derivatives not designated as hedging instruments
Other current assets - currency forward contracts	$20	$68
Other current liabilities - currency forward contracts	(35)	(100)
Total derivatives not designated as hedging instruments	(15)	(32)
Total derivatives	$64	$(32)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Certain currency forward contracts that hedge significant cross-border intercompany loans are considered as other derivatives and therefore do not qualify for hedge accounting. These contracts are recorded at fair value in the condensed consolidated balance sheets, with the offset to other (income) expense, net. (Gains) losses related to derivatives not designated as hedging instruments have been recognized as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2023	2022	2023	2022
Other (income) expense, net - currency forward contracts	$(93)	$(197)	$29	$(503)

CASH FLOW HEDGES
Range forward contracts (a transaction where both a put option is purchased and a call option is sold) are designated as cash flow hedges and hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts are recorded in accumulated other comprehensive loss and are recognized as a component of cost of goods sold and other (income) expense, net when the underlying sale of products or services is recognized into earnings. The notional amount of the contracts translated into U.S. dollars at December 31, 2023 was $35.4 million. There were no such contracts outstanding as of June 30, 2023. The time value component of the fair value of range forward contracts is excluded from the assessment of hedge effectiveness.
The following represents losses, net of tax, related to cash flow hedges:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2023	2022	2023	2022
Losses recognized in other comprehensive income	$(59)	$—	$(59)	$—
No portion of the gains or losses recognized in earnings was due to ineffectiveness and no amounts were excluded from our effectiveness testing for the three months ended December 31, 2023 and 2022.

NET INVESTMENT HEDGES
As of December 31, 2023, we had certain foreign currency-denominated intercompany loans payable with total aggregate principal amounts of €10.1 million and ¥109.9 million, designated as net investment hedges to hedge the foreign exchange exposure of our net investment in our Euro-based and China-based subsidiaries. As of June 30, 2023, we had no foreign currency-denominated intercompany loans payable designated as net investment hedges. A loss of $0.3 million and $0.4 million were recorded as a component of foreign currency translation adjustments in other comprehensive income for the three months ended December 31, 2023 and 2022, respectively. A loss of $0.3 million and a gain $1.3 million were recorded as a component of foreign currency translation adjustments in other comprehensive income for the six months ended December 31, 2023 and 2022, respectively.
As of December 31, 2023, the foreign currency-denominated intercompany loans payable designated as net investment hedges consisted of:

Instrument	Notional (EUR and CNY in thousands)(2)	Notional (USD in thousands)(2)	Maturity
Foreign currency-denominated intercompany loan payable	€10,058	$11,113	June 2024
Foreign currency-denominated intercompany loan payable	¥109,878	$15,472	November 2024
(2) Includes principal and accrued interest.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.    RESTRUCTURING AND OTHER CHARGES, NET
In the June quarter of fiscal 2023, we announced an initiative to streamline our cost structure while continuing to invest in our high-return commercial and operational excellence initiatives. Total restructuring and related charges for this program of $12.1 million, compared to a target of approximately $25 million, up from $20 million, were recorded through December 31, 2023, consisting of $9.2 million in Metal Cutting and $2.9 million in Infrastructure. The majority of the remaining charges are expected to be recognized in fiscal 2024.
We recorded restructuring and related charges of $1.0 million for the three months ended December 31, 2023, which consisted of $0.7 million in Metal Cutting and $0.3 million in Infrastructure.
We recorded restructuring and related charges of $4.7 million for the six months ended December 31, 2023, which consisted of $3.2 million in Metal Cutting and $1.5 million in Infrastructure. Also included in other charges, net during the six months ended December 31, 2023 is a net benefit of $0.6 million primarily due to the sale of property.
We recorded no restructuring and related charges for the three and six months ended December 31, 2022. Included in other charges, net for the three and six months ended December 31, 2022 is a net benefit of $1.5 million, primarily due to the sale of property.
As of December 31, 2023, $6.5 million and $2.2 million of the restructuring accrual was recorded in other current liabilities and other liabilities, respectively, in our condensed consolidated balance sheet. As of June 30, 2023, $9.4 million and $0.5 million of the restructuring accrual was recorded in other current liabilities and other liabilities, respectively. The amounts are as follows:

(in thousands)	June 30, 2023	Expense	Translation	Cash Expenditures	December 31, 2023
Severance	$9,885	$4,726	$105	$(6,049)	$8,667
Total	$9,885	$4,726	$105	$(6,049)	$8,667

7.    STOCK-BASED COMPENSATION
Stock Options
Changes in our stock options for the six months ended December 31, 2023 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic value (in thousands)
Options outstanding, June 30, 2023	217,614	$37.29
Exercised	—	—
Lapsed or forfeited	(52,304)	45.24
Options outstanding, December 31, 2023	165,310	$34.78	1.3	$69
Options vested, December 31, 2023	165,310	$34.78	1.3	$69
Options exercisable, December 31, 2023	165,310	$34.78	1.3	$69
As of December 31, 2023 and June 30, 2023, there was no unrecognized compensation cost related to options outstanding, and all options were fully vested as of December 31, 2023 and June 30, 2023.
There was no cash received from the exercise of options during the six months ended December 31, 2023 and 2022. The total intrinsic value of options exercised during the six months ended December 31, 2023 and 2022 was zero.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restricted Stock Units – Performance Vesting and Time Vesting
Changes in our performance vesting and time vesting restricted stock units for the six months ended December 31, 2023 were as follows:

	Performance Vesting Stock Units	Performance Vesting Weighted Average Fair Value	Time Vesting Stock Units	Time Vesting Weighted Average Fair Value
Unvested, June 30, 2023	483,481	$31.68	1,207,442	$30.26
Granted	270,911	25.99	711,635	25.84
Vested	(176,508)	51.12	(599,580)	31.14
Performance metric adjustments, net	37,378	38.45	—	—
Forfeited	(56,946)	46.26	(24,070)	27.85
Unvested, December 31, 2023	558,316	$21.74	1,295,427	$27.47
During the six months ended December 31, 2023 and 2022, compensation expense related to time vesting and performance vesting restricted stock units was $14.0 million and $13.1 million, respectively. Performance vesting stock units were adjusted by 37,378 units during the six months ended December 31, 2023 related to the fiscal 2023 performance year. As of December 31, 2023, the total unrecognized compensation cost related to unvested time vesting and performance vesting restricted stock units was $33.7 million and is expected to be recognized over a weighted average period of 1.8 years.

8.    PENSION AND OTHER POSTRETIREMENT BENEFITS
The table below summarizes the components of net periodic pension income:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2023	2022	2023	2022
Service cost	$293	$235	$590	$474
Interest cost	8,857	8,002	17,764	16,042
Expected return on plan assets	(11,125)	(9,983)	(22,286)	(20,008)
Amortization of transition obligation	19	20	38	41
Amortization of prior service (credit) cost	(1)	2	(2)	4
Recognition of actuarial losses	1,428	1,092	2,872	2,197
Net periodic pension income	$(529)	$(632)	$(1,024)	$(1,250)
The table below summarizes the components of net periodic other postretirement benefit cost:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2023	2022	2023	2022
Interest cost	$106	$104	$212	$209
Amortization of prior service credit	(63)	(68)	(127)	(136)
Recognition of actuarial loss	35	48	71	96
Net periodic other postretirement benefit cost	$78	$84	$156	$169
The service cost component of net periodic pension income is reported as a component of cost of goods sold and operating expense. All other components of net periodic pension income and net periodic other postretirement benefit cost are reported as a component of other (income) expense, net.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.    INVENTORIES
We used the last-in, first-out (LIFO) method of valuing inventories for 32 percent and 33 percent of total inventories at December 31, 2023 and June 30, 2023, respectively. Inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year; therefore, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs and are subject to any final year-end LIFO inventory adjustments.
Inventories consisted of the following:

(in thousands)	December 31, 2023	June 30, 2023
Finished goods	$353,254	$328,094
Work in process and powder blends	221,872	233,346
Raw materials	80,746	81,552
Inventories at current cost	655,872	642,992
Less: LIFO valuation	(85,087)	(85,362)
Total inventories	$570,785	$557,630

10.    LONG-TERM DEBT
Fixed rate debt had a fair market value of $546.4 million and $527.4 million at December 31, 2023 and June 30, 2023, respectively. The Level 2 fair value is determined based on the quoted market prices for similar debt instruments as of December 31, 2023 and June 30, 2023, respectively.

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
As of December 31, 2023, we were in compliance with all the covenants of the Credit Agreement, and there were $20.5 million of borrowings outstanding and $679.5 million of additional availability. There were no borrowings outstanding as of June 30, 2023.
Borrowings on other lines of credit and notes payable were $2.8 million and $0.7 million at December 31, 2023 and June 30, 2023, respectively.

12.     ENVIRONMENTAL MATTERS
The operation of our business has exposed us to certain liabilities and compliance costs related to environmental matters. We are involved in various environmental cleanup and remediation activities at certain sites associated with our current or former operations.
We establish and maintain accruals for estimated liabilities associated with certain environmental matters. At December 31, 2023, the balance of such accruals was $11.3 million, of which $1.5 million was current. At June 30, 2023, the balance was $12.0 million, of which $1.7 million was current.

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

13.     INCOME TAXES
The effective income tax rates for the three months ended December 31, 2023 and 2022 were 9.0 percent (benefit on income) and 17.8 percent (provision on income), respectively. The year-over-year change is primarily due to a $7.8 million benefit related to a tax rate change in Switzerland that was enacted during the three months ended December 31, 2023, a $2.2 million benefit recorded in the three months ended December 31, 2022 to adjust a deferred tax asset associated with tax reform in Switzerland, and geographical mix.
The effective income tax rates for the six months ended December 31, 2023 and 2022 were 10.0 percent and 23.6 percent (both provisions on income), respectively. The year-over-year change is primarily due to adjustments for the six months ended December 31, 2023 that include a $7.8 million benefit related to a tax rate change enacted in Switzerland, a $6.2 million benefit associated with a change in unrecognized tax benefits and a $2.9 million charge to settle tax litigation in Italy, coupled with a $2.2 million benefit in the six months ended December 31, 2022 to adjust a deferred tax asset associated with tax reform in Switzerland, and geographical mix.

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
The following table provides the computation of diluted shares outstanding for the three and six months ended December 31, 2023 and 2022:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2023	2022	2023	2022
Weighted-average shares outstanding during the period	79,700	80,737	79,863	81,141
Add: Unexercised stock options and unvested restricted stock units	414	500	532	536
Number of shares on which diluted earnings per share is calculated	80,114	81,237	80,395	81,677
Unexercised stock options with an exercise price greater than the average market price and restricted stock units not included in the computation because they were anti-dilutive	588	1,388	472	1,373

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.    EQUITY
A summary of the changes in the carrying amounts of total equity, Kennametal Shareholders’ equity and equity attributable to noncontrolling interests for the three months ended December 31, 2023 and 2022 is as follows:

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of September 30, 2023	$99,773	$453,385	$1,138,712	$(431,512)	$38,393	$1,298,751
Net income	—	—	23,108		1,220	24,328
Other comprehensive income	—	—	—	30,191	668	30,859
Dividend reinvestment	2	43	—			45
Capital stock issued under employee benefit and stock plans(3)	80	4,979	—			5,059
Purchase of capital stock	(784)	(14,245)	—			(15,029)
Cash dividends ($0.20 per share)	—	—	(15,909)	—	—	(15,909)
Total equity, December 31, 2023	$99,071	$444,162	$1,145,911	$(401,321)	$40,281	$1,328,104

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of September 30, 2022	$101,095	$478,930	$1,082,575	$(461,197)	$36,942	$1,238,345
Net income	—	—	21,899	—	1,025	22,924
Other comprehensive income	—	—	—	49,021	1,067	50,088
Dividend reinvestment	2	45	—	—	—	47
Capital stock issued under employee benefit and stock plans(3)	131	4,453	—	—	—	4,584
Purchase of capital stock	(587)	(10,105)	—	—	—	(10,692)
Cash dividends ($0.20 per share)	—	—	(16,095)	—	—	(16,095)
Total equity, December 31, 2022	$100,641	$473,323	$1,088,379	$(412,176)	$39,034	$1,289,201
(3) Net of restricted stock units delivered upon vesting to satisfy tax withholding requirements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the changes in the carrying amounts of total equity, Kennametal Shareholders’ equity and equity attributable to noncontrolling interests for the six months ended December 31, 2023 and 2022 is as follows:

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of June 30, 2023	$99,794	$465,406	$1,124,590	$(414,343)	$38,721	$1,314,168
Net income	—	—	$53,165	—	1,532	54,697
Other comprehensive income	—	—	—	13,022	28	13,050
Dividend reinvestment	5	85	—	—	—	90
Capital stock issued under employee benefit and stock plans(3)	689	6,008	—	—	—	6,697
Purchase of capital stock	(1,417)	(27,337)	—	—	—	(28,754)
Cash dividends ($0.40 per share)	—	—	(31,844)	—		(31,844)
Total equity, December 31, 2023	$99,071	$444,162	$1,145,911	$(401,321)	$40,281	$1,328,104

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of June 30, 2022	$101,671		$494,202	$1,070,655	$(413,951)	$38,670	$1,291,247
Net income	—		—	$50,095	—	2,466	52,561
Other comprehensive income (loss)	—		—	—	1,775	(698)	1,077
Dividend reinvestment	4	—	89	—	—	—	93
Capital stock issued under employee benefit and stock plans(3)	585		7,481	—	—	—	8,066
Purchase of capital stock	(1,619)		(28,449)	—	—	—	(30,068)
Cash dividends ($0.40 per share)	—		—	(32,371)	—	—	(32,371)
Cash dividends to non-controlling interests	—		—	—	—	(1,404)	(1,404)
Total equity, December 31, 2022	$100,641		$473,323	$1,088,379	$(412,176)	$39,034	$1,289,201
(3) Net of restricted stock units delivered upon vesting to satisfy tax withholding requirements.
The amounts of comprehensive income attributable to Kennametal Shareholders and noncontrolling interests are disclosed in the condensed consolidated statements of comprehensive income.
On February 2, 2024, the Board of Directors of the Company authorized an additional share repurchase program. The Company intends to repurchase up to an additional $200 million of Kennametal common stock over a three-year period. The Company expects to fund repurchases through cash generated from operations.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of, and changes in, accumulated other comprehensive loss (AOCL) were as follows, net of tax, for the six months ended December 31, 2023:

(in thousands)	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Attributable to Kennametal:
Balance, June 30, 2023	$(215,435)	$(202,641)	$3,733	$(414,343)
Other comprehensive (loss) income before reclassifications	(235)	11,576	(59)	11,282
Amounts reclassified from AOCL	2,125		(385)	1,740
Net other comprehensive income (loss)	1,890	11,576	(444)	13,022
AOCL, December 31, 2023	$(213,545)	$(191,065)	$3,289	$(401,321)

Attributable to noncontrolling interests:
Balance, June 30, 2023	$—	$(8,139)	$—	$(8,139)
Other comprehensive income before reclassifications	—	28	—	28
Net other comprehensive income	—	28	—	28
AOCL, December 31, 2023	$—	$(8,111)	$—	$(8,111)

The components of, and changes in, AOCL were as follows, net of tax, for the six months ended December 31, 2022:

(in thousands)	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Attributable to Kennametal:
Balance, June 30, 2022	$(208,406)	$(210,048)	$4,503	$(413,951)
Other comprehensive (loss) income before reclassifications	(47)	568	—	521
Amounts reclassified from AOCL	1,639	—	(385)	1,254
Net other comprehensive income (loss)	1,592	568	(385)	1,775
AOCL, December 31, 2022	$(206,814)	$(209,480)	$4,118	$(412,176)

Attributable to noncontrolling interests:
Balance, June 30, 2022	$—	$(7,547)	$—	$(7,547)
Other comprehensive loss before reclassifications	—	(698)	—	(698)
Net other comprehensive loss	—	(698)	—	(698)
AOCL, December 31, 2022	$—	$(8,245)	$—	$(8,245)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reclassifications out of AOCL for the three and six months ended December 31, 2023 and 2022 consisted of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2023	2022	2023	2022	Affected line item in the Income Statement
Gains on cash flow hedges:
Forward starting interest rate swaps	$(255)	$(255)	$(511)	$(511)	Interest expense
Total before tax	(255)	(255)	(511)	(511)
Tax impact	63	63	126	126	Provision for income taxes
Net of tax	$(192)	$(192)	$(385)	$(385)

Pension and other postretirement benefits:
Amortization of transition obligations	$19	$20	$38	$41	Other (income) expense, net
Amortization of prior service credit	(64)	(66)	(129)	(132)	Other (income) expense, net
Recognition of actuarial losses	1,463	1,140	2,943	2,293	Other (income) expense, net
Total before tax	1,418	1,094	2,852	2,202
Tax impact	(347)	(262)	(727)	(563)	Provision for income taxes
Net of tax	$1,071	$832	$2,125	$1,639

The amount of income tax allocated to each component of other comprehensive income for the three months ended December 31, 2023 and 2022 were as follows:

		2023			2022
(in thousands)	Pre-tax	Tax impact	Net of tax	Pre-tax	Tax impact	Net of tax
Unrealized loss on derivatives designated and qualified as cash flow hedges	$(78)	$19	$(59)	$—	$—	$—
Reclassification of unrealized gain on derivatives designated and qualified as cash flow hedges	(255)	63	(192)	(255)	63	(192)
Unrecognized net pension and other postretirement benefit plans loss	(2,378)	626	(1,752)	(4,564)	1,193	(3,371)
Reclassification of net pension and other postretirement benefit plans loss	1,418	(347)	1,071	1,094	(262)	832
Foreign currency translation adjustments	31,681	110	31,791	52,675	144	52,819
Other comprehensive income	$30,388	$471	$30,859	$48,950	$1,138	$50,088

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The amount of income tax allocated to each component of other comprehensive income for the six months ended December 31, 2023 and 2022 were as follows:

		2023			2022
(in thousands)	Pre-tax	Tax impact	Net of tax	Pre-tax	Tax impact	Net of tax
Unrealized loss on derivatives designated and qualified as cash flow hedges	$(78)	$19	$(59)	$—	$—	$—
Reclassification of unrealized gain on derivatives designated and qualified as cash flow hedges	(511)	126	(385)	(511)	126	(385)
Unrecognized net pension and other postretirement benefit plans loss	(331)	96	(235)	(85)	38	(47)
Reclassification of net pension and other postretirement benefit plans loss	2,852	(727)	2,125	2,202	(563)	1,639
Foreign currency translation adjustments	11,494	110	11,604	(124)	(6)	(130)
Other comprehensive income	$13,426	$(376)	$13,050	$1,482	$(405)	$1,077

17.    GOODWILL AND OTHER INTANGIBLE ASSETS
During the three months ended December 31, 2023, the Company completed an immaterial business combination for total consideration of approximately $6.5 million. Goodwill of approximately $3.6 million was recorded in the Metal Cutting segment as a result of the acquisition. A summary of the carrying amount of goodwill attributable to each segment, as well as the changes in such carrying amounts, is as follows:

(in thousands)	Metal Cutting	Infrastructure	Total
Gross goodwill	$447,212	$633,211	$1,080,423
Accumulated impairment losses	(177,661)	(633,211)	(810,872)
Balance as of June 30, 2023	$269,551	$—	$269,551

Activity for the six months ended December 31, 2023:
Acquisition	3,639	—	3,639
Change in gross goodwill due to translation	2,726	—	2,726

Gross goodwill	453,577	633,211	1,086,788
Accumulated impairment losses	(177,661)	(633,211)	(810,872)
Balance as of December 31, 2023	$275,916	$—	$275,916
The components of our other intangible assets were as follows:

	Estimated Useful Life (in years)	December 31, 2023		June 30, 2023
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Technology-based and other	4 to 20	$32,038	$(24,411)	$31,872	$(23,838)
Customer-related	10 to 21	180,414	(117,181)	179,889	(112,890)
Unpatented technology	10 to 30	31,571	(26,344)	31,487	(25,177)
Trademarks	5 to 20	12,457	(11,927)	12,426	(11,441)
Trademarks	Indefinite	10,981	—	10,836	—
Total		$267,461	$(179,863)	$266,510	$(173,346)

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
Our sales and operating income by segment are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2023	2022	2023	2022
Sales:
Metal Cutting	$311,445	$299,469	$619,675	$599,405
Infrastructure	183,875	197,652	368,121	392,508
Total sales	$495,320	$497,121	$987,796	$991,913
Operating income:
Metal Cutting	$25,527	$26,222	$57,644	$54,828
Infrastructure	3,236	10,097	16,880	30,884
Corporate	(284)	(828)	(927)	(1,696)
Total operating income	28,479	35,491	73,597	84,016
Interest expense	6,847	7,015	13,447	13,652
Other (income) expense, net	(687)	588	(597)	1,597
Income before income taxes	$22,319	$27,888	$60,747	$68,767

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents Kennametal's revenue disaggregated by geography:

	Three Months Ended
	December 31, 2023			December 31, 2022
(in percentages)	Metal Cutting	Infrastructure	Total Kennametal	Metal Cutting	Infrastructure	Total Kennametal
Americas	43%	57%	48%	44%	60%	50%
Europe, the Middle East and Africa (EMEA)	38	19	31	36	18	29
Asia Pacific	19	24	21	20	22	21

	Six Months Ended
	December 31, 2023			December 31, 2022
(in percentages)	Metal Cutting	Infrastructure	Total Kennametal	Metal Cutting	Infrastructure	Total Kennametal
Americas	44%	58%	49%	44%	61%	51%
EMEA	37	19	31	35	17	27
Asia Pacific	19	23	20	21	22	22

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
The following tables presents Kennametal's revenue disaggregated by end market:

	Three Months Ended December 31, 2023
(in percentages)	Metal Cutting	Infrastructure	Total Kennametal
General engineering	54%	34%	47%
Transportation	27	—	17
Aerospace & Defense	12	6	10
Energy	7	23	13
Earthworks	—	37	13

	Three Months Ended December 31, 2022
(in percentages)	Metal Cutting	Infrastructure	Total Kennametal
General engineering	55%	35%	47%
Transportation	27	—	16
Aerospace & Defense	11	7	9
Energy	7	22	14
Earthworks	—	36	14

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Six Months Ended December 31, 2023
(in percentages)	Metal Cutting	Infrastructure	Total Kennametal
General engineering	54%	34%	47%
Transportation	27	—	17
Aerospace & Defense	12	6	9
Energy	7	23	13
Earthworks	—	37	14

	Six Months Ended December 31, 2022
(in percentages)	Metal Cutting	Infrastructure	Total Kennametal
General engineering	55%	35%	47%
Transportation	27	—	16
Aerospace & Defense	11	5	9
Energy	7	24	14
Earthworks	—	36	14

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
Our sales of $495.3 million for the three months ended December 31, 2023 were flat from the prior year quarter, reflecting an organic sales decline of 3 percent, offset by a favorable business days effect of 2 percent and a favorable currency exchange effect of 1 percent.
Operating income for the three months ended December 31, 2023 was $28.5 million compared to $35.5 million in the prior year quarter. The year-over-year decrease of $7.0 million was primarily due to lower volumes, higher wages and general inflation and the unfavorable timing of pricing compared to raw material costs in the Infrastructure segment. These factors were partially offset by higher price realization in the Metal Cutting segment and restructuring savings of approximately $5 million.
Operating margin for the three months ended December 31, 2023 was 5.7 percent compared to 7.1 percent in the prior year quarter. The Metal Cutting and Infrastructure segments had operating margins of 8.2 percent and 1.8 percent, respectively, for the three months ended December 31, 2023.
On March 11, 2020, the World Health Organization declared the Coronavirus Disease 2019 (COVID-19) a pandemic bringing significant uncertainty in our end markets and operations. Although COVID-19 is no longer considered a global emergency, the slow recovery in China and other supply chain challenges continue to negatively affect our business.
Russia's invasion of Ukraine in February 2022 resulted in the imposition of economic sanctions on Russia by the United States, Canada, the European Union and other countries. We have experienced increased costs for energy and raw materials and other supply chain issues due, in part, to the negative impact of the conflict on the global economy. During the March quarter of 2022, the Company ceased operations in Russia and subsequently decided to liquidate its legal entity in Russia, which is expected to be completed during fiscal 2024. Similarly, the conflict in Gaza that began in October 2023 could negatively impact the Company's financial condition or results of operations. To date, the conflict in Gaza has not significantly affected the Company's business activities or results of operations.
Our business has also been negatively affected by inflationary headwinds. We have been able to partially mitigate the effects of inflation and other disruptions through price increases on our products. We cannot predict the ultimate effect of these issues on our business, operating results or financial condition, but we will continue to monitor macroeconomic conditions and attempt to mitigate the negative effect to the extent possible.
For the three months ended December 31, 2023, earnings per diluted share (EPS) was $0.29 compared to EPS of $0.27 in the prior year quarter. EPS for the three months ended December 31, 2023 was unfavorably affected by restructuring and related charges of $0.01 per share.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash flow provided by operating activities was $88.3 million during the six months ended December 31, 2023 compared to $52.5 million during the prior year period. Capital expenditures were $57.5 million and $50.6 million during the six months ended December 31, 2023 and 2022, respectively. During the six months ended December 31, 2023, the Company returned approximately $61 million to shareholders through $29 million in share repurchases and $32 million in dividends. The Company has a long history of consistently paying dividends to shareholders since its listing on the New York Stock Exchange in 1967.

RESULTS OF CONTINUING OPERATIONS
SALES
Sales for the three months ended December 31, 2023 were $495.3 million, a decrease of $1.8 million, or 0 percent, from $497.1 million in the prior year quarter, reflecting an organic sales decline of 3 percent, offset by a favorable business days effect of 2 percent and a favorable currency exchange effect of 1 percent.
Sales for the six months ended December 31, 2023 were $987.8 million, a decrease of $4.1 million, or 0 percent, from $991.9 million in the prior year period. The decrease in sales was driven by an organic sales decline of 1 percent, offset by a favorable currency exchange effect of 1 percent.
Our sales growth (decline) by end market and region are as follows:

	Three Months Ended December 31, 2023		Six Months Ended December 31, 2023
(in percentages)	As Reported	Constant Currency	As Reported	Constant Currency
End market sales growth (decline):
Aerospace & Defense	2%	—%	10%	8%
Energy	(2)	(3)	(7)	(8)
Earthworks	(6)	(5)	(4)	(3)
General engineering	(1)	(2)	(1)	(2)
Transportation	6	4	4	2
Regional sales growth (decline):
Americas	(5)%	(5)%	(4)%	(4)%
Europe, the Middle East and Africa (EMEA)	7	3	10	6
Asia Pacific	(1)	—	(7)	(4)

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

GROSS PROFIT Gross profit for the three months ended December 31, 2023 was $139.6 million, a decrease of $3.3 million from $142.9 million in the prior year quarter. The decrease was primarily due to lower volumes, higher wages and general inflation and the unfavorable timing of pricing compared to raw material costs in the Infrastructure segment. These factors were partially offset by higher price realization in the Metal Cutting segment and restructuring savings. Gross profit margin for the three months ended December 31, 2023 was 28.2 percent, as compared to 28.7 percent in the prior year quarter.
Gross profit for the six months ended December 31, 2023 was $302.5 million, a decrease of $0.4 million from $302.9 million in the prior year period. The decrease was primarily due to lower volumes, higher wages and general inflation and the unfavorable timing of pricing compared to raw material costs in the Infrastructure segment. These factors were partially offset by higher price realization in the Metal Cutting segment and restructuring savings. Gross profit margin for the six months ended December 31, 2023 was 30.6 percent, as compared to 30.5 percent in the prior year period.
OPERATING EXPENSE Operating expense for the three months ended December 31, 2023 was $107.3 million compared to $105.8 million for the three months ended December 31, 2022. Operating expense for the six months ended December 31, 2023 was $219.0 million compared to $214.0 million for the six months ended December 31, 2022. The increase in operating expense for the three and six months ended December 31, 2023 was primarily due to higher wages and general inflation, partially offset by restructuring savings.
Research and development expenses included in operating expense totaled $11.0 million and $10.7 million for the three months ended December 31, 2023 and 2022, respectively, and $22.0 million and $21.3 million for the six months ended December 31, 2023 and 2022, respectively.
RESTRUCTURING AND OTHER CHARGES, NET In the June quarter of fiscal 2023, we announced an initiative to streamline our cost structure while continuing to invest in our high-return commercial and operational excellence initiatives. During the three months ended December 31, 2023, we achieved restructuring savings of approximately $5 million from this action. This action has been enlarged and is currently expected to deliver annualized run rate pre-tax savings of approximately $35 million, up from the previous estimate of $20 million, by the end of fiscal 2024. Total restructuring and related charges for this program of $12.1 million, compared to a target of approximately $25 million, up from $20 million, were recorded through December 31, 2023, consisting of $9.2 million in Metal Cutting and $2.9 million in Infrastructure. The majority of the remaining charges are expected to be recognized in fiscal 2024. We recorded restructuring and related charges of $1.0 million for the three months ended December 31, 2023, which consisted of $0.7 million in Metal Cutting and $0.3 million in Infrastructure.
We recorded restructuring and related charges of $4.7 million for the six months ended December 31, 2023, which consisted of $3.2 million in Metal Cutting and $1.5 million in Infrastructure. Also included in restructuring and other charges, net during the six months ended December 31, 2023 is a net benefit of $0.6 million primarily due to the sale of property.
INTEREST EXPENSE Interest expense for the three months ended December 31, 2023 decreased to $6.8 million compared to $7.0 million for the three months ended December 31, 2022. Interest expense for the six months ended December 31, 2023 decreased to $13.4 million compared to $13.7 million for the six months ended December 31, 2022.
OTHER (INCOME) EXPENSE, NET Other income, net for the three months ended December 31, 2023 was $0.7 million compared to other expense, net of $0.6 million during the three months ended December 31, 2022. Other income, net for the six months ended December 31, 2023 was $0.6 million compared to other expense, net of $1.6 million during the six months ended December 31, 2022.
PROVISION FOR INCOME TAXES The effective income tax rates for the three months ended December 31, 2023 and 2022 were 9.0 percent (benefit on income) and 17.8 percent (provision on income), respectively. The year-over-year change is primarily due to a $7.8 million benefit related to a tax rate change in Switzerland that was enacted during the three months ended December 31, 2023, a $2.2 million benefit recorded in the three months ended December 31, 2022 to adjust a deferred tax asset associated with tax reform in Switzerland, and geographical mix.
The effective income tax rates for the six months ended December 31, 2023 and 2022 were 10.0 percent and 23.6 percent (both provisions on income), respectively. The year-over-year change is primarily due to adjustments for the six months ended December 31, 2023 that include a $7.8 million benefit related to a tax rate change enacted in Switzerland, a $6.2 million benefit associated with a change in unrecognized tax benefits and a $2.9 million charge to settle tax litigation in Italy, coupled with a $2.2 million benefit in the six months ended December 31, 2022 to adjust a deferred tax asset associated with tax reform in Switzerland, and geographical mix.

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
Our sales and operating income by segment are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2023	2022	2023	2022
Sales:
Metal Cutting	$311,445	$299,469	$619,675	$599,405
Infrastructure	183,875	197,652	368,121	392,508
Total sales	$495,320	$497,121	$987,796	$991,913
Operating income:
Metal Cutting	$25,527	$26,222	$57,644	$54,828
Infrastructure	3,236	10,097	16,880	30,884
Corporate	(284)	(828)	(927)	(1,696)
Total operating income	28,479	35,491	73,597	84,016
Interest expense	6,847	7,015	13,447	13,652
Other (income) expense, net	(687)	588	(597)	1,597
Income before income taxes	$22,319	$27,888	$60,747	$68,767
METAL CUTTING

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except operating margin)	2023	2022	2023	2022
Sales	$311,445	$299,469	$619,675	$599,405
Operating income	25,527	26,222	57,644	54,828
Operating margin	8.2%	8.8%	9.3%	9.1%

	Three Months Ended December 31, 2023	Six Months Ended December 31, 2023
(in percentages)
Organic sales growth	—%	1%
Foreign currency exchange effect(1)	2	1
Business days effect(4)	2	1
Sales growth	4%	3%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Three Months Ended December 31, 2023		Six Months Ended December 31, 2023
(in percentages)	As Reported	Constant Currency	As Reported	Constant Currency
End market sales growth (decline):
Aerospace & Defense	7%	6%	8%	7%
Transportation	6	4	4	2
General engineering	3	1	3	1
Energy	(1)	(3)	(1)	(3)
Regional sales growth (decline):
Americas	2%	1%	3%	2%
EMEA	9	4	11	6
Asia Pacific	(1)	—	(9)	(7)
For the three months ended December 31, 2023, Metal Cutting sales increased 4 percent compared to the prior year quarter. This was driven by a favorable foreign currency effect of 2 percent and a favorable business days effect of 2 percent. Aerospace & defense end market sales increased in the Americas and EMEA as a result of our focused execution on our strategic initiatives and a continuing expansion in global travel following the COVID-19 slowdown, the effects of which were partially offset by a decline in Asia Pacific due to lower economic activity in China. Sales in the general engineering end market increased in the Americas and Asia Pacific as manufacturing activity continues to recover from the COVID-19 pandemic and underlying economic activity expands, partially offset by a decline in EMEA due to lower economic activity. Energy end market sales declined in Asia Pacific due to market priority and disruption, the effects of which were partially offset by increased sales in the Americas and EMEA due to pricing efforts. Transportation end market sales increased in EMEA and Asia Pacific stemming from improving customer supply chains and hybrid/electric vehicle business in EMEA, the effects of which were partially offset by a decline in the Americas as a result of slowing customer demand and the effects of the recent strike of the U.S. United Auto Workers (UAW) members.
On a regional basis, sales in the Americas increased primarily due to general engineering, aerospace & defense and favorable foreign currency exchange. Sales growth in EMEA reflects execution on our strategic initiatives and favorable foreign currency exchange. Sales in Asia Pacific remained flat due to a slower recovery in China from COVID-related disruptions and unfavorable foreign currency exchange.
For the three months ended December 31, 2023, Metal Cutting operating income was $25.5 million compared to $26.2 million in the prior year quarter. Operating income was flat year over year primarily because higher price realization and restructuring savings of approximately $4 million were offset by lower volumes and higher wages and general inflation.
For the six months ended December 31, 2023, Metal Cutting sales increased 3 percent compared to the prior year period. This was driven by organic growth of 1 percent , a favorable foreign currency effect of 1 percent and a favorable business days effect of 1 percent. Aerospace & defense end market sales increased in the Americas and EMEA as a result of our focused execution on our strategic initiatives and a continuing expansion in global travel following the COVID-19 slowdown, the effects of which were partially offset by a decline in Asia Pacific due to lower economic activity in China. Sales in the general engineering end market increased in the Americas and EMEA as manufacturing activity continues to recover from the COVID-19 pandemic and underlying economic activity expands, the effects of which were partially offset by lower economic activity in China and impacts to the wider Asia Pacific region. Energy end market sales increased in the Americas and EMEA, the effects of which were partially offset by a decline in Asia Pacific due to market priority and disruption. Transportation end market sales increased in EMEA resulting from improving customer supply chains and hybrid/electric vehicle business in EMEA, partially offset by declines in Asia Pacific and the Americas as a result of slowing customer demand and the effects of the recent strike of the UAW members.
On a regional basis, sales in the Americas increased primarily due to general engineering, aerospace & defense and favorable foreign currency exchange. Sales growth in EMEA reflects the execution on our strategic initiatives and favorable foreign currency exchange. Sales in Asia Pacific decreased due to a slower recovery in China from COVID-related disruptions and unfavorable foreign currency exchange.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the six months ended December 31, 2023, Metal Cutting operating income was $57.6 million compared to $54.8 million in the prior year period. The increase in operating income was primarily due to higher price realization and restructuring savings of approximately $7 million. These factors were partially offset by higher wages and general inflation and lower volumes.

INFRASTRUCTURE

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2023	2022	2023	2022
Sales	$183,875	$197,652	$368,121	$392,508
Operating income	3,236	10,097	16,880	30,884
Operating margin	1.8%	5.1%	4.6%	7.9%

	Three Months Ended December 31, 2023	Six Months Ended December 31, 2023
(in percentages)
Organic sales decline	(8)%	(6)%
Foreign currency exchange effect(1)	1	—
Sales decline	(7)%	(6)%

	Three Months Ended December 31, 2023		Six Months Ended December 31, 2023
(in percentages)	As Reported	Constant Currency	As Reported	Constant Currency
End market sales (decline) growth:
Energy	(3)%	(4)%	(10)%	(10)%
Earthworks	(6)	(5)	(4)	(3)
General engineering	(10)	(10)	(9)	(9)
Aerospace & Defense	(10)	(14)	17	12
Regional sales (decline) growth:
Americas	(12)%	(12)%	(11)%	(11)%
EMEA	2	(1)	7	4
Asia Pacific	(1)	—	(3)	—
For the three months ended December 31, 2023, Infrastructure sales decreased by 7 percent from the prior year quarter. The decrease in sales was driven by an organic sales decline of 8 percent, partially offset by a favorable foreign currency effect of 1 percent. Sales in the general engineering end market decreased in the Americas due to declines in industrial activity year over year and order timing, partially offset by an increase in Asia Pacific. Earthworks end market sales decreased primarily due to construction in the Americas, and to a lesser extent, due to mining in Asia Pacific. Energy end market sales decreased primarily due to U.S. oil and gas activities as land rig counts decreased year over year, partially offset by focused execution on our strategic initiatives in EMEA. Aerospace & defense end market sales decreased primarily due to order timing.
On a regional basis, sales in the Americas were negatively affected by declines in industrial activity year over year and order timing. Sales in EMEA decreased, excluding the favorable foreign currency effect, due to order timing in the aerospace & defense end market partially offset by an increase in the energy end market. Sales in Asia Pacific were flat, excluding the unfavorable foreign currency effect, due to increases in industrial activity year over year offset by a decline in mining activity.
For the three months ended December 31, 2023, Infrastructure operating income was $3.2 million compared to $10.1 million in the prior year quarter. The decrease in operating income was primarily due to lower volumes and the unfavorable timing of pricing compared to raw material costs. These factors were partially offset by restructuring savings of approximately $1 million.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the six months ended December 31, 2023, Infrastructure sales decreased by 6 percent from the prior year period. The decrease in sales was driven by an organic sales decline of 6 percent. Sales growth in the aerospace & defense end market reflects an increase in defense related activity in EMEA. General engineering end market sales decreased in the Americas and EMEA due to declines in manufacturing activity year over year, partially offset by an increase in Asia Pacific. Energy end market sales decreased primarily due to U.S. oil and gas activities as land rig counts decreased year over year, partially offset by focused execution on our strategic initiatives in EMEA. Earthworks end market sales decreased primarily due to construction in Americas and mining in Asia Pacific and EMEA.
On a regional basis, sales in EMEA increased due to defense related activity, and to a lesser extent, from the energy end market and favorable foreign currency effect. Sales in Asia Pacific were flat year over year, excluding the unfavorable foreign currency effect, due to increases in the general engineering end market, driven by increases in industrial activity year over year, offset with decreases in all other end markets. Sales in the Americas declined primarily due to the general engineering and energy end markets, and to a lesser extent, from the earthworks end market.
For the six months ended December 31, 2023, Infrastructure operating income was $16.9 million compared to $30.9 million in the prior year period. The decrease in operating income was primarily due to lower volumes and the unfavorable timing of pricing compared to raw material costs. These factors were partially offset by restructuring savings of approximately $2 million.

CORPORATE

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2023	2022	2023	2022
Corporate expense	$(284)	$(828)	$(927)	$(1,696)
For the three months ended December 31, 2023, Corporate expense decreased by $0.5 million from the prior year quarter. For the six months ended December 31, 2023, Corporate expense decreased by $0.8 million from the prior year period.

LIQUIDITY AND CAPITAL RESOURCES
Cash flow from operations is the primary source of funding for our capital expenditures. For the six months ended December 31, 2023, cash flow provided by operating activities was $88.3 million.
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
As of December 31, 2023, we were in compliance with all the covenants of the Credit Agreement, and there were $20.5 million of borrowings outstanding and $679.5 million of additional availability. There were no borrowings outstanding as of June 30, 2023.
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

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

At December 31, 2023, cash and cash equivalents were $90.7 million. Total Kennametal Shareholders' equity was $1,287.8 million and total debt was $618.9 million. Our current senior credit ratings are at investment grade levels. We believe that our current financial position, liquidity and credit ratings provide us access to the capital markets. We believe that we have sufficient resources available to meet cash requirements for the next 12 months. We continue to closely monitor our liquidity position and the condition of the capital markets, as well as the counterparty risk of our credit providers. There have been no material changes in our contractual obligations and commitments since June 30, 2023.
Share Repurchase Program In July 2021, the Board of Directors of the Company approved a share repurchase program authorizing the Company to purchase up to $200 million of the Company's common stock over a three-year period. During the three and six months ended December 31, 2023, the Company repurchased $15 million and $29 million, respectively, of Kennametal common stock. Inception-to-date the Company has repurchased $163 million of Kennametal common stock under the $200 million three-year program.
On February 2, 2024, the Board of Directors of the Company authorized an additional share repurchase program. The Company intends to repurchase up to an additional $200 million of Kennametal common stock over a three-year period. The Company expects to fund repurchases through cash generated from operations.
Dividends During the six months ended December 31, 2023, the Company paid a total of $31.8 million in dividends to Kennametal Shareholders.
Cash Flow Provided by Operating Activities
During the six months ended December 31, 2023, cash flow provided by operating activities was $88.3 million, compared to $52.5 million for the prior year period. Cash flow provided by operating activities for the current year period consisted of net income and non-cash items amounting to an inflow of $143.3 million and changes in certain assets and liabilities netting to an outflow of $55.0 million. Contributing to the changes in certain assets and liabilities were a decrease in accounts payable and accrued liabilities of $36.2 million, a decrease in accrued income taxes of $17.3 million and an increase in inventories of $9.5 million. Partially offsetting these cash outflows was a decrease in accounts receivable of $20.4 million.
During the six months ended December 31, 2022, cash flow provided by operating activities was $52.5 million consisting of net income and non-cash items amounting to an inflow of $131.3 million and changes in certain assets and liabilities netting to an outflow of $78.8 million. Contributing to the changes in certain assets and liabilities were a decrease in accounts payable and accrued liabilities of $52.8 million, an increase in inventories of $32.9 million, and a decrease in accrued pension and postretirement benefits of $4.5 million. Partially offsetting these cash outflows was a decrease in accounts receivable of $4.0 million.
Cash Flow Used in Investing Activities
Cash flow used in investing activities was $56.4 million for the six months ended December 31, 2023, compared to $48.1 million for the prior year period. During the current year period, cash flow used in investing activities primarily included capital expenditures of $57.5 million, which consisted primarily of equipment upgrades, and the acquisition of a business for $4.0 million, partially offset by disposals of property, plant, and equipment of $5.2 million.
Cash flow used in investing activities was $48.1 million for the six months ended December 31, 2022 and primarily included capital expenditures, net of $48.2 million, which consisted primarily of equipment upgrades, partially offset by disposals of property, plant, and equipment of $2.5 million.
Cash Flow Used in Financing Activities
Cash flow used in financing activities was $46.5 million for the six months ended December 31, 2023 compared to $11.2 million in the prior year period. During the current year period, cash flow used in financing activities primarily included $31.8 million of cash dividends paid to Kennametal Shareholders, $28.8 million in common shares repurchased, and $7.9 million of the effect of employee benefit and stock plans and dividend reinvestment, partially offset by $20.5 million of borrowings under the Credit Agreement and an increase in notes payable of $2.1 million.
Cash flow used in financing activities was $11.2 million for the six months ended December 31, 2022 and primarily included $30.1 million in common shares repurchased, $32.4 million of cash dividends paid to Kennametal Shareholders and $5.8 million of the effect of employee benefit and stock plans and dividend reinvestment, partially offset by $57.8 million of borrowings under the Credit Agreement.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION
Working capital was $595.7 million at December 31, 2023, an increase of $2.9 million from $592.8 million at June 30, 2023. The increase in working capital was primarily driven by a decrease in accrued expenses of $13.5 million, an increase in inventories of $13.2 million, a decrease in accrued income taxes of $10.5 million, and a decrease in accounts payable of $10.3 million, partially offset by an increase in borrowings under the Credit Agreement and notes payable of $22.6 million, a decrease of accounts receivable of $16.8 million, and a decrease in cash and cash equivalents of $15.3 million. Currency exchange rate effects decreased working capital by a total of approximately $4 million.
Property, plant and equipment, net decreased $7.7 million from $969.1 million at June 30, 2023 to $961.4 million at December 31, 2023, primarily due to depreciation expense of $60.5 million, partially offset by net capital additions of $52.3 million. Currency exchange rate effects increased property, plant and equipment, net by approximately $5 million.
At December 31, 2023, other assets were $573.1 million, an increase of $21.8 million from $551.4 million at June 30, 2023. The increase was primarily due to an increase in deferred income taxes of $9.0 million, an increase in goodwill of $3.6 million due to a business acquisition and an increase in operating lease right-of-use assets of $4.3 million, partially offset by amortization of intangibles of $5.8 million. Currency exchange rate effects increased other assets by a total of approximately $9 million.
Kennametal Shareholders' equity was $1,287.8 million at December 31, 2023, an increase of $12.4 million from $1,275.4 million at June 30, 2023. The increase was primarily due to net income attributable to Kennametal of $53.2 million, other comprehensive income of $13.1 million and capital stock issued under employee benefit and stock plans of $6.7 million, partially offset by cash dividends paid to Kennametal Shareholders of $31.8 million and the repurchase of capital stock of $28.8 million primarily under the share repurchase program.

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
Reconciliations of organic sales growth (decline) to sales growth (decline) are as follows:

Three Months Ended December 31, 2023	Metal Cutting	Infrastructure	Total
Organic sales growth (decline)	—%	(8)%	(3)%
Foreign currency exchange effect(1)	2	1	1
Business days effect(4)	2	—	2
Sales growth (decline)	4%	(7)%	—%

Six Months Ended December 31, 2023	Metal Cutting	Infrastructure	Total
Organic sales growth (decline)	1%	(6)%	(1)%
Foreign currency exchange effect(1)	1	—	1
Business days effect(4)	1	—	—
Sales growth (decline)	3%	(6)%	—%

Reconciliations of constant currency end market sales growth (decline) to end market sales growth (decline)(2) are as follows:

Metal Cutting
Three Months Ended December 31, 2023	General Engineering	Transportation	Aerospace & Defense	Energy
Constant currency end market sales growth (decline)	1%	4%	6%	(3)%
Foreign currency exchange effect(1)	2	2	1	2
End market sales growth (decline)(2)	3%	6%	7%	(1)%

Infrastructure
Three Months Ended December 31, 2023	Energy	Earthworks	General Engineering	Aerospace & Defense
Constant currency end market sales decline	(4)%	(5)%	(10)%	(14)%
Foreign currency exchange effect(1)	1	(1)	—	4
End market sales decline(2)	(3)%	(6)%	(10)%	(10)%

Total
Three Months Ended December 31, 2023	General Engineering	Transportation	Aerospace & Defense	Energy	Earthworks
Constant currency end market sales (decline) growth	(2)%	4%	—%	(3)%	(5)%
Foreign currency exchange effect(1)	1	2	2	1	(1)
End market sales (decline) growth(2)	(1)%	6%	2%	(2)%	(6)%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Metal Cutting
Six Months Ended December 31, 2023	General Engineering	Transportation	Aerospace & Defense	Energy
Constant currency end market sales growth (decline)	1%	2%	7%	(3)%
Foreign currency exchange effect(1)	2	2	1	2
End market sales growth (decline)(2)	3%	4%	8%	(1)%

Infrastructure
Six Months Ended December 31, 2023	Energy	Earthworks	General Engineering	Aerospace & Defense
Constant currency end market sales (decline) growth	(10)%	(3)%	(9)%	12%
Foreign currency exchange effect(1)	—	(1)	—	5
End market sales (decline) growth(2)	(10)%	(4)%	(9)%	17%

Total
Six Months Ended December 31, 2023	General Engineering	Transportation	Aerospace & Defense	Energy	Earthworks
Constant currency end market sales (decline) growth	(2)%	2%	8%	(8)%	(3)%
Foreign currency exchange effect(1)	1	2	2	1	(1)
End market sales (decline) growth(2)	(1)%	4%	10%	(7)%	(4)%
Reconciliations of constant currency regional sales growth (decline) to reported regional sales growth (decline)(3) are as follows:

	Three Months Ended December 31, 2023			Six Months Ended December 31, 2023
	Americas	EMEA	Asia Pacific	Americas	EMEA	Asia Pacific
Metal Cutting
Constant currency regional sales growth (decline)	1%	4%	—%	2%	6%	(7)%
Foreign currency exchange effect(1)	1	5	(1)	1	5	(2)
Regional sales growth (decline)(3)	2%	9%	(1)%	3%	11%	(9)%

Infrastructure
Constant currency regional sales (decline) growth	(12)%	(1)%	—%	(11)%	4%	—%
Foreign currency exchange effect(1)	—	3	(1)	—	3	(3)
Regional sales (decline) growth(3)	(12)%	2%	(1)%	(11)%	7%	(3)%

Total
Constant currency regional sales (decline) growth	(5)%	3%	—%	(4)%	6%	(4)%
Foreign currency exchange effect(1)	—	4	(1)	—	4	(3)
Regional sales (decline) growth(3)	(5)%	7%	(1)%	(4)%	10%	(7)%
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

ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls' stated goals. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance at December 31, 2023 that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
In the quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 through October 31, 2023	254,619	$23.96	250,220	$45,900,000
November 1 through November 30, 2023	213,588	23.24	210,775	41,000,000
December 1 through December 31, 2023	186,992	24.84	164,210	36,900,000
Total	655,199	$23.98	625,205

(1)During the current period, 1,953 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program. Also, during the current period employees delivered 28,041 shares of restricted stock to Kennametal, upon vesting, to satisfy tax withholding requirements.
(2)On July 27, 2021, the Board of Directors of the Company approved a share repurchase program authorizing the Company to purchase up to $200 million of the Company's common stock over a three-year period outside of the Company's dividend reinvestment program. On February 2, 2024, the Board of Directors of the Company authorized an additional share repurchase program. The Company intends to repurchase up to an additional $200 million of Kennametal common stock over a three-year period. The Company expects to fund repurchases through cash generated from operations.

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
(4)Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2023 and 2022, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2023 and 2022, (iii) the Condensed Consolidated Balance Sheets at December 31, 2023 and June 30, 2023, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2023 and 2022 and (v) Notes to Condensed Consolidated Financial Statements for the three and six months ended December 31, 2023 and 2022.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNAMETAL INC.

Date:	February 7, 2024	By:	/s/ John W. Witt
John W. Witt Vice President Finance and Corporate Controller