Form 10-Q
period 2024-03-31
KENNAMETAL INC
filed 2024-05-10
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2024
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

As of April 30, 2024, 78,665,910 shares of the Registrant’s Capital Stock, par value $1.25 per share, were outstanding.

KENNAMETAL INC.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2024

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

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands, except per share amounts)	2024	2023	2024	2023
Sales	$515,794	$536,036	$1,503,591	$1,527,949
Cost of goods sold	362,532	368,122	1,047,834	1,057,177
Gross profit	153,262	167,914	455,757	470,772
Operating expense	108,684	113,273	327,674	327,308
Restructuring and other charges, net (Note 6)	6,465	(994)	10,585	(2,499)
Amortization of intangibles	2,886	3,164	8,674	9,476
Operating income	35,227	52,471	108,824	136,487
Interest expense	6,777	7,747	20,225	21,399
Other (income) expense, net	(76)	986	(674)	2,584
Income before income taxes	28,526	43,738	89,273	112,504
Provision for income taxes	7,816	10,672	13,866	26,878
Net income	20,710	33,066	75,407	85,626
Less: Net income attributable to noncontrolling interests	1,734	1,129	3,266	3,594
Net income attributable to Kennametal	$18,976	$31,937	$72,141	$82,032
PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL SHAREHOLDERS
Basic earnings per share	$0.24	$0.40	$0.91	$1.01
Diluted earnings per share	$0.24	$0.39	$0.90	$1.01
Basic weighted average shares outstanding	79,229	80,611	79,655	80,967
Diluted weighted average shares outstanding	79,849	81,281	80,197	81,525

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2024	2023	2024	2023
Net income	$20,710	$33,066	$75,407	$85,626
Other comprehensive income, net of tax
Unrealized gain (loss) on derivatives designated and qualified as cash flow hedges	16	—	(43)	—
Reclassification of unrealized gain on derivatives designated and qualified as cash flow hedges	(159)	(192)	(544)	(577)
Unrecognized net pension and other postretirement benefit plans gain (loss)	474	(1,059)	239	(1,106)
Reclassification of net pension and other postretirement benefit plans loss	1,066	842	3,191	2,480
Foreign currency translation adjustments	(19,143)	13,689	(7,541)	13,559
Total other comprehensive (loss) income, net of tax	(17,746)	13,280	(4,698)	14,356
Total comprehensive income	2,964	46,346	70,709	99,982
Less: comprehensive income attributable to noncontrolling interests	1,258	1,483	2,816	3,250
Comprehensive income attributable to Kennametal Shareholders	$1,706	$44,863	$67,893	$96,732
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)	March 31, 2024	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$92,119	$106,021
Accounts receivable, less allowance for doubtful accounts of $8,379 and $8,759, respectively	303,456	307,313
Inventories (Note 9)	547,654	557,630
Other current assets	56,708	55,825
Total current assets	999,937	1,026,789
Property, plant and equipment:
Land and buildings	415,651	416,291
Machinery and equipment	1,997,529	1,951,535
Less accumulated depreciation	(1,465,471)	(1,398,758)
Property, plant and equipment, net	947,709	969,068
Other assets:
Goodwill (Note 17)	272,151	269,551
Other intangible assets, less accumulated amortization of $181,798 and $173,346, respectively (Note 17)	84,406	93,164
Operating lease right-of-use assets	48,179	43,036
Deferred income taxes	71,823	65,519
Other	94,440	80,107
Total other assets	570,999	551,377
Total assets	$2,518,645	$2,547,234
LIABILITIES
Current liabilities:
Revolving and other lines of credit and notes payable (Note 11)	$12,302	$689
Current operating lease liabilities	12,410	11,379
Accounts payable	192,769	203,341
Accrued income taxes	13,682	25,143
Accrued expenses	45,209	55,635
Other current liabilities	136,873	137,788
Total current liabilities	413,245	433,975
Long-term debt, less current maturities (Note 10)	595,778	595,172
Operating lease liabilities	35,954	32,178
Deferred income taxes	31,952	32,062
Accrued pension and postretirement benefits	114,085	115,536
Accrued income taxes	1,486	1,446
Other liabilities	20,251	22,697
Total liabilities	1,212,751	1,233,066
Commitments and contingencies
EQUITY (Note 15)
Kennametal Shareholders’ Equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 78,663 and 79,835 shares issued, respectively	98,329	99,794
Additional paid-in capital	435,787	465,406
Retained earnings	1,149,034	1,124,590
Accumulated other comprehensive loss	(418,591)	(414,343)
Total Kennametal Shareholders’ Equity	1,264,559	1,275,447
Noncontrolling interests	41,335	38,721
Total equity	1,305,894	1,314,168
Total liabilities and equity	$2,518,645	$2,547,234
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Nine Months Ended March 31,
(in thousands)	2024	2023
OPERATING ACTIVITIES
Net income	$75,407	$85,626
Adjustments to reconcile to cash from operations:
Depreciation	91,056	91,710
Amortization	8,674	9,476
Stock-based compensation expense	20,651	18,765
Restructuring and other charges, net (Note 6)	10,585	(2,499)
Deferred income taxes	(7,661)	(2,658)
Other	13,511	3,971
Changes in certain assets and liabilities:
Accounts receivable	3,875	(16,427)
Inventories	7,044	(17,271)
Accounts payable and accrued liabilities	(26,014)	(46,253)
Accrued income taxes	(17,459)	1,524
Accrued pension and postretirement benefits	(8,529)	(6,994)
Other	(7,680)	7,212
Net cash flow provided by operating activities	163,460	126,182
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(84,240)	(71,083)
Disposals of property, plant and equipment	5,270	4,774
Business acquisitions	(4,010)	—
Other	(3,131)	95
Net cash flow used in investing activities	(86,111)	(66,214)
FINANCING ACTIVITIES
Net increase (decrease) in notes payable	4,132	(567)
Net increase in revolving and other lines of credit	7,500	43,600
Purchase of capital stock	(43,786)	(37,556)
The effect of employee benefit and stock plans and dividend reinvestment	(7,949)	(6,036)
Cash dividends paid to Shareholders	(47,697)	(48,468)
Other	(859)	(986)
Net cash flow used in financing activities	(88,659)	(50,013)
Effect of exchange rate changes on cash and cash equivalents	(2,592)	(2,067)
CASH AND CASH EQUIVALENTS
Net (decrease) increase in cash and cash equivalents	(13,902)	7,888
Cash and cash equivalents, beginning of period	106,021	85,586
Cash and cash equivalents, end of period	$92,119	$93,474
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.BASIS OF PRESENTATION
The condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q, which include our accounts and those of our subsidiaries in which we have a controlling interest, should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (the “2023 Annual Report”). The condensed consolidated balance sheet as of June 30, 2023 was derived from the audited balance sheet included in our 2023 Annual Report. The interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal recurring adjustments. The results for the nine months ended March 31, 2024 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2024 is to the fiscal year ending June 30, 2024. When used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, the terms “the Company,” “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.

2.SUPPLEMENTAL CASH FLOW DISCLOSURES

	Nine Months Ended March 31,
(in thousands)	2024	2023
Cash paid during the period for:
Interest	$18,631	$19,720
Income taxes	32,458	28,012
Supplemental disclosure of non-cash information:
Changes in accounts payable related to purchases of property, plant and equipment	(7,209)	(7,245)

3.     SUPPLIER FINANCE PROGRAM
We have a supplier finance program managed through two global financial institutions under which we agree to pay the financial institutions the stated amount of confirmed invoices from our participating suppliers on the invoice due date. We, or the global financial institutions, may terminate our agreements at any time upon 30 days written notice. We do not provide any forms of guarantees under these agreements. Supplier participation in the program is solely up to the supplier. We have no economic interest in a supplier’s decision to participate in the program, and their participation has no bearing on our payment terms or amounts due. The payment terms that we have with our suppliers under this program are considered commercially reasonable. As of March 31, 2024 and June 30, 2023, the obligations outstanding that the Company has confirmed as valid to the financial institutions under the program were $26.6 million and $20.7 million, respectively, and were recorded within trade accounts payable.

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
Level 3: Inputs that are unobservable.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of March 31, 2024, the fair values of our financial assets and financial liabilities are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$129	$—	$129
Total assets at fair value	$—	$129	$—	$129

Liabilities:
Derivatives (1)	$—	$10	$—	$10
Total liabilities at fair value	$—	$10	$—	$10

As of June 30, 2023, the fair values of our financial assets and financial liabilities are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$68	$—	$68
Total assets at fair value	$—	$68	$—	$68

Liabilities:
Derivatives (1)	$—	$100	$—	$100
Total liabilities at fair value	$—	$100	$—	$100
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
The fair value of derivatives designated and not designated as hedging instruments in the condensed consolidated balance sheets are as follows:

(in thousands)	March 31, 2024	June 30, 2023
Derivatives designated as hedging instruments
Other current assets - range forward contracts	$126	$—
Total derivatives designated as hedging instruments	126	—
Derivatives not designated as hedging instruments
Other current assets - currency forward contracts	$3	$68
Other current liabilities - currency forward contracts	(10)	(100)
Total derivatives not designated as hedging instruments	(7)	(32)
Total derivatives	$119	$(32)

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

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2024	2023	2024	2023
Other (income) expense, net - currency forward contracts	$14	$56	$43	$(447)

CASH FLOW HEDGES
Range forward contracts (a transaction where both a put option is purchased and a call option is sold) are designated as cash flow hedges and hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts are recorded in accumulated other comprehensive loss and are recognized as a component of cost of goods sold when the underlying sale of products or services is recognized into earnings. The notional amount of the contracts translated into U.S. dollars at March 31, 2024 was $28.1 million. There were no such contracts outstanding as of June 30, 2023. The time value component of the fair value of range forward contracts is excluded from the assessment of hedge effectiveness.
The following represents gains (losses), net of tax, related to cash flow hedges:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2024	2023	2024	2023
Unrealized gain (loss) recognized in other comprehensive income	$16	$—	$(43)	$—
No portion of the gains or losses recognized in earnings was due to ineffectiveness and no amounts were excluded from our effectiveness testing for the three months ended March 31, 2024 and 2023.

NET INVESTMENT HEDGES
As of March 31, 2024, we had certain foreign currency-denominated intercompany loans payable with total aggregate principal amounts of €21.2 million and ¥219.8 million, designated as net investment hedges to hedge the foreign exchange exposure of our net investment in our Euro-based and China-based subsidiaries, respectively. As of June 30, 2023, we had no foreign currency-denominated intercompany loans payable designated as net investment hedges. A gain of $0.3 million and a loss of $0.3 million were recorded as a component of foreign currency translation adjustments in other comprehensive (loss) income for the three months ended March 31, 2024 and 2023, respectively. A loss of $0.1 million and a gain of $1.0 million were recorded as a component of foreign currency translation adjustments in other comprehensive (loss) income for the nine months ended March 31, 2024 and 2023, respectively.
As of March 31, 2024, the foreign currency-denominated intercompany loans payable designated as net investment hedges consisted of:

Instrument	Notional (EUR and CNY in thousands)(2)	Notional (USD in thousands)(2)	Maturity
Foreign currency-denominated intercompany loan payable	€10,147	$10,967	June 2024
Foreign currency-denominated intercompany loan payable	€11,007	$11,897	June 2024
Foreign currency-denominated intercompany loan payable	¥110,710	$15,316	November 2024
Foreign currency-denominated intercompany loan payable	¥109,136	$15,098	February 2025
(2) Includes principal and accrued interest.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.    RESTRUCTURING AND OTHER CHARGES, NET
In the June quarter of fiscal 2023, we announced an initiative to streamline our cost structure while continuing to invest in our high-return commercial and operational excellence initiatives. Total restructuring and related charges for this program of $18.6 million, compared to a target of approximately $25 million, were recorded through March 31, 2024, consisting of $13.7 million in Metal Cutting and $4.9 million in Infrastructure. The majority of the remaining charges are expected to be recognized in fiscal 2024.
We recorded restructuring and related charges of $6.5 million for the three months ended March 31, 2024, which consisted of $4.5 million in Metal Cutting and $2.0 million in Infrastructure.
We recorded restructuring and related charges of $11.2 million for the nine months ended March 31, 2024, which consisted of $7.7 million in Metal Cutting and $3.5 million in Infrastructure. Included in other charges, net during the nine months ended March 31, 2024 is a net benefit of $0.6 million, primarily due to the sale of property.
We recorded no restructuring and related charges for the three and nine months ended March 31, 2023. Included in other charges, net for the three and nine months ended March 31, 2023 is a net benefit of $1.0 million and $2.5 million, respectively, consisting primarily of gains on the sale of properties.
As of March 31, 2024, $10.7 million and $1.6 million of the restructuring accrual was recorded in other current liabilities and other liabilities, respectively, in our condensed consolidated balance sheet. As of June 30, 2023, $9.4 million and $0.5 million of the restructuring accrual was recorded in other current liabilities and other liabilities, respectively. The amounts are as follows:

(in thousands)	June 30, 2023	Expense	Translation	Cash Expenditures	March 31, 2024
Severance	$9,885	$11,192	$(60)	$(8,758)	$12,259
Total	$9,885	$11,192	$(60)	$(8,758)	$12,259

7.    STOCK-BASED COMPENSATION
Stock Options
Changes in our stock options for the nine months ended March 31, 2024 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, June 30, 2023	217,614	$37.29
Exercised	—	—
Lapsed or forfeited	(52,304)	45.24
Options outstanding, March 31, 2024	165,310	$34.78	1.0	$57
Options vested, March 31, 2024	165,310	$34.78	1.0	$57
Options exercisable, March 31, 2024	165,310	$34.78	1.0	$57
As of March 31, 2024 and June 30, 2023, there was no unrecognized compensation cost related to options outstanding, and all options were fully vested as of March 31, 2024 and June 30, 2023.
There was no cash received from the exercise of options during the nine months ended March 31, 2024 and 2023. The total intrinsic value of options exercised during the nine months ended March 31, 2024 and 2023 was zero.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restricted Stock Units – Performance Vesting and Time Vesting
Changes in our performance vesting and time vesting restricted stock units for the nine months ended March 31, 2024 were as follows:

	Performance Vesting Stock Units	Performance Vesting Weighted Average Fair Value	Time Vesting Stock Units	Time Vesting Weighted Average Fair Value
Unvested, June 30, 2023	483,481	$31.68	1,207,442	$30.26
Granted	270,911	25.99	714,334	25.84
Vested	(176,508)	33.49	(610,537)	31.20
Performance metric adjustments, net	37,378	38.45	—	—
Forfeited	(62,801)	32.05	(46,749)	27.53
Unvested, March 31, 2024	552,461	$28.73	1,264,490	$27.41
During the nine months ended March 31, 2024 and 2023, compensation expense related to time vesting and performance vesting restricted stock units was $19.8 million and $17.7 million, respectively. Performance vesting stock units were adjusted by 37,378 units during the nine months ended March 31, 2024 related to the fiscal 2023 performance year. As of March 31, 2024, the total unrecognized compensation cost related to unvested time vesting and performance vesting restricted stock units was $28.0 million and is expected to be recognized over a weighted average period of 1.7 years.

8.    PENSION AND OTHER POSTRETIREMENT BENEFITS
The table below summarizes the components of net periodic pension income:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2024	2023	2024	2023
Service cost	$298	$243	$888	$718
Interest cost	8,901	8,085	26,665	24,127
Expected return on plan assets	(11,156)	(10,045)	(33,442)	(30,054)
Amortization of transition obligation	19	21	57	62
Amortization of prior service (credit) cost	(1)	1	(4)	4
Recognition of actuarial losses	1,442	1,117	4,315	3,314
Net periodic pension income	$(497)	$(578)	$(1,521)	$(1,829)
The table below summarizes the components of net periodic other postretirement benefit cost:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2024	2023	2024	2023
Interest cost	$106	$104	$318	$312
Amortization of prior service credit	(63)	(68)	(190)	(203)
Recognition of actuarial loss	35	48	106	144
Net periodic other postretirement benefit cost	$78	$84	$234	$253
The service cost component of net periodic pension income is reported as a component of cost of goods sold and operating expense. All other components of net periodic pension income and net periodic other postretirement benefit cost are reported as a component of other (income) expense, net.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.    INVENTORIES
We used the last-in, first-out (LIFO) method of valuing inventories for 33 percent and 33 percent of total inventories at March 31, 2024 and June 30, 2023, respectively. Inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year; therefore, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs and are subject to any final year-end LIFO inventory adjustments.
Inventories consisted of the following:

(in thousands)	March 31, 2024	June 30, 2023
Finished goods	$325,967	$328,094
Work in process and powder blends	224,160	233,346
Raw materials	84,382	81,552
Inventories at current cost	634,509	642,992
Less: LIFO valuation	(86,855)	(85,362)
Total inventories	$547,654	$557,630

10.    LONG-TERM DEBT
Fixed rate debt had a fair market value of $549.9 million and $527.4 million at March 31, 2024 and June 30, 2023, respectively. The Level 2 fair value is determined based on the quoted market prices for similar debt instruments as of March 31, 2024 and June 30, 2023, respectively.

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
As of March 31, 2024, we were in compliance with all the covenants of the Credit Agreement, and there were $7.5 million of borrowings outstanding and $692.5 million of additional availability. There were no borrowings outstanding as of June 30, 2023.
Borrowings on other lines of credit and notes payable were $4.8 million and $0.7 million at March 31, 2024 and June 30, 2023, respectively.

12.     ENVIRONMENTAL MATTERS
The operation of our business has exposed us to certain liabilities and compliance costs related to environmental matters. We are involved in various environmental cleanup and remediation activities at certain sites associated with our current or former operations.
We establish and maintain accruals for estimated liabilities associated with certain environmental matters. At March 31, 2024, the balance of such accruals was $11.2 million, of which $1.5 million was current. At June 30, 2023, the balance was $12.0 million, of which $1.7 million was current.

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

13.     INCOME TAXES
The effective income tax rates for the three months ended March 31, 2024 and 2023 were 27.4 percent and 24.4 percent, respectively. The year-over-year change is primarily due to geographical mix, partially offset by discrete tax benefits recorded in the current year quarter related to provision to return adjustments.
The effective income tax rates for the nine months ended March 31, 2024 and 2023 were 15.5 percent and 23.9 percent, respectively. The year-over-year change is primarily due to adjustments for the nine months ended March 31, 2024 that include a $7.8 million benefit related to a tax rate change enacted in Switzerland, a $6.2 million benefit associated with a change in unrecognized tax benefits and a $2.9 million charge to settle tax litigation in Italy, coupled with a $2.2 million benefit in the nine months ended March 31, 2023 to adjust a deferred tax asset associated with tax reform in Switzerland and geographical mix.
As of March 31, 2024, we have $6.8 million of net deferred tax assets in China. Included in this amount is $3.3 million related to net operating losses that can be used to offset future taxable income in China. Certain of these loss carryforwards will expire if they are not used within a specified timeframe. At this time, we consider it more likely than not that we will have sufficient taxable income in China in the future that will allow us to realize these deferred tax assets not currently offset by the valuation allowance. However, it is possible that some or all these tax attributes could ultimately expire unused. Therefore, if we are unable to generate sufficient taxable income in China from our operations, a valuation allowance to reduce the net deferred tax assets may be required, which would increase income tax expense in the period in which the valuation allowance is recorded.

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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table provides the computation of diluted shares outstanding for the three and nine months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2024	2023	2024	2023
Weighted-average shares outstanding during the period	79,229	80,611	79,655	80,967
Add: Unexercised stock options and unvested restricted stock units	620	670	542	558
Number of shares on which diluted earnings per share is calculated	79,849	81,281	80,197	81,525
Unexercised stock options with an exercise price greater than the average market price and restricted stock units not included in the computation because they were anti-dilutive	349	453	420	646

15.    EQUITY
A summary of the changes in the carrying amounts of total equity, Kennametal Shareholders’ equity and equity attributable to noncontrolling interests for the three months ended March 31, 2024 and 2023 is as follows:

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of December 31, 2023	$99,071	$444,162	$1,145,911	$(401,321)	$40,281	$1,328,104
Net income	—	—	18,976		1,734	20,710
Other comprehensive loss	—	—	—	(17,270)	(476)	(17,746)
Dividend reinvestment	2	42	—			44
Capital stock issued under employee benefit and stock plans(3)	18	5,851	—			5,869
Purchase of capital stock	(762)	(14,268)	—			(15,030)
Cash dividends ($0.20 per share)	—	—	(15,853)	—	—	(15,853)
Cash dividends to non-controlling interests	—	—	—	—	(204)	(204)
Total equity, March 31, 2024	$98,329	$435,787	$1,149,034	$(418,591)	$41,335	$1,305,894

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of December 31, 2022	$100,641	$473,323	$1,088,379	$(412,176)	$39,034	$1,289,201
Net income	—	—	31,937	—	1,129	33,066
Other comprehensive income	—	—	—	12,925	355	13,280
Dividend reinvestment	2	45	—	—	—	47
Capital stock issued under employee benefit and stock plans(3)	29	4,499	—	—	—	4,528
Purchase of capital stock	(330)	(7,158)	—	—	—	(7,488)
Cash dividends ($0.20 per share)	—	—	(16,097)	—	—	(16,097)
Cash dividends to non-controlling interests	—	—	—	—	(221)	(221)
Total equity, March 31, 2023	$100,342	$470,709	$1,104,219	$(399,251)	$40,297	$1,316,316
(3) Net of restricted stock units delivered upon vesting to satisfy tax withholding requirements.

A summary of the changes in the carrying amounts of total equity, Kennametal Shareholders’ equity and equity attributable to noncontrolling interests for the nine months ended March 31, 2024 and 2023 is as follows:

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of June 30, 2023	$99,794	$465,406	$1,124,590	$(414,343)	$38,721	$1,314,168
Net income	—	—	$72,141	—	3,266	75,407
Other comprehensive loss	—	—	—	(4,248)	(450)	(4,698)
Dividend reinvestment	7	128	—	—	—	135
Capital stock issued under employee benefit and stock plans(3)	708	11,859	—	—	—	12,567
Purchase of capital stock	(2,180)	(41,606)	—	—	—	(43,786)
Cash dividends ($0.60 per share)	—	—	(47,697)	—		(47,697)
Cash dividends to non-controlling interests	—		—	—	(202)	(202)
Total equity, March 31, 2024	$98,329	$435,787	$1,149,034	$(418,591)	$41,335	$1,305,894

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of June 30, 2022	$101,671		$494,202	$1,070,655	$(413,951)	$38,670	$1,291,247
Net income	—		—	$82,032	—	3,594	85,626
Other comprehensive income (loss)	—		—	—	14,700	(344)	14,356
Dividend reinvestment	6	—	134	—	—	—	140
Capital stock issued under employee benefit and stock plans(3)	614		11,980	—	—	—	12,594
Purchase of capital stock	(1,949)		(35,607)	—	—	—	(37,556)
Cash dividends ($0.60 per share)	—		—	(48,468)	—	—	(48,468)
Cash dividends to non-controlling interests	—		—	—	—	(1,623)	(1,623)
Total equity, March 31, 2023	$100,342		$470,709	$1,104,219	$(399,251)	$40,297	$1,316,316
(3) Net of restricted stock units delivered upon vesting to satisfy tax withholding requirements.
The amounts of comprehensive income attributable to Kennametal Shareholders and noncontrolling interests are disclosed in the condensed consolidated statements of comprehensive income.
16.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of, and changes in, accumulated other comprehensive loss (AOCL) were as follows, net of tax, for the nine months ended March 31, 2024:

(in thousands)	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Attributable to Kennametal:
Balance, June 30, 2023	$(215,435)	$(202,641)	$3,733	$(414,343)
Other comprehensive income (loss) before reclassifications	239	(7,091)	(43)	(6,895)
Amounts reclassified from AOCL	3,191		(544)	2,647
Net other comprehensive income (loss)	3,430	(7,091)	(587)	(4,248)
AOCL, March 31, 2024	$(212,005)	$(209,732)	$3,146	$(418,591)

Attributable to noncontrolling interests:
Balance, June 30, 2023	$—	$(8,139)	$—	$(8,139)
Other comprehensive loss before reclassifications	—	(450)	—	(450)
Net other comprehensive loss	—	(450)	—	(450)
AOCL, March 31, 2024	$—	$(8,589)	$—	$(8,589)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of, and changes in, AOCL were as follows, net of tax, for the nine months ended March 31, 2023:

(in thousands)	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Attributable to Kennametal:
Balance, June 30, 2022	$(208,406)	$(210,048)	$4,503	$(413,951)
Other comprehensive (loss) income before reclassifications	(1,106)	13,903	—	12,797
Amounts reclassified from AOCL	2,480	—	(577)	1,903
Net other comprehensive income (loss)	1,374	13,903	(577)	14,700
AOCL, March 31, 2023	$(207,032)	$(196,145)	$3,926	$(399,251)

Attributable to noncontrolling interests:
Balance, June 30, 2022	$—	$(7,547)	$—	$(7,547)
Other comprehensive loss before reclassifications	—	(344)	—	(344)
Net other comprehensive loss	—	(344)	—	(344)
AOCL, March 31, 2023	$—	$(7,891)	$—	$(7,891)

Reclassifications out of AOCL for the three and nine months ended March 31, 2024 and 2023 consisted of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2024	2023	2024	2023	Affected line item in the Income Statement
(Gains) losses on cash flow hedges:
Forward starting interest rate swaps	$(255)	$(255)	$(766)	$(766)	Interest expense
Currency exchange contracts	36	—	17	—	Cost of goods sold
Total before tax	(219)	(255)	(749)	(766)
Tax impact	60	63	205	189	Provision for income taxes
Net of tax	$(159)	$(192)	$(544)	$(577)

Pension and other postretirement benefits:
Amortization of transition obligations	$19	$21	$57	$62	Other (income) expense, net
Amortization of prior service credit	(64)	(67)	(194)	(199)	Other (income) expense, net
Recognition of actuarial losses	1,477	1,165	4,421	3,458	Other (income) expense, net
Total before tax	1,432	1,119	4,284	3,321
Tax impact	(366)	(277)	(1,093)	(841)	Provision for income taxes
Net of tax	$1,066	$842	$3,191	$2,480

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The amount of income tax allocated to each component of other comprehensive (loss) income for the three months ended March 31, 2024 and 2023 were as follows:

		2024			2023
(in thousands)	Pre-tax	Tax impact	Net of tax	Pre-tax	Tax impact	Net of tax
Unrealized gain on derivatives designated and qualified as cash flow hedges	$22	$(6)	$16	$—	$—	$—
Reclassification of unrealized gain on derivatives designated and qualified as cash flow hedges	(219)	60	(159)	(255)	63	(192)
Unrecognized net pension and other postretirement benefit plans gain (loss)	655	(181)	474	(1,428)	369	(1,059)
Reclassification of net pension and other postretirement benefit plans loss	1,432	(366)	1,066	1,119	(277)	842
Foreign currency translation adjustments	(19,229)	86	(19,143)	13,598	91	13,689
Other comprehensive (loss) income	$(17,339)	$(407)	$(17,746)	$13,034	$246	$13,280

The amount of income tax allocated to each component of other comprehensive (loss) income for the nine months ended March 31, 2024 and 2023 were as follows:

		2024			2023
(in thousands)	Pre-tax	Tax impact	Net of tax	Pre-tax	Tax impact	Net of tax
Unrealized loss on derivatives designated and qualified as cash flow hedges	$(59)	$16	$(43)	$—	$—	$—
Reclassification of unrealized gain on derivatives designated and qualified as cash flow hedges	(749)	205	(544)	(766)	189	(577)
Unrecognized net pension and other postretirement benefit plans gain (loss)	324	(85)	239	(1,512)	406	(1,106)
Reclassification of net pension and other postretirement benefit plans loss	4,284	(1,093)	3,191	3,321	(841)	2,480
Foreign currency translation adjustments	(7,517)	(24)	(7,541)	13,474	85	13,559
Other comprehensive (loss) income	$(3,717)	$(981)	$(4,698)	$14,517	$(161)	$14,356

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

(in thousands)	Metal Cutting	Infrastructure	Total
Gross goodwill	$447,212	$633,211	$1,080,423
Accumulated impairment losses	(177,661)	(633,211)	(810,872)
Balance as of June 30, 2023	$269,551	$—	$269,551

Activity for the nine months ended March 31, 2024:
Acquisition	3,639	—	3,639
Change in gross goodwill due to translation	(1,039)	—	(1,039)

Gross goodwill	449,812	633,211	1,083,023
Accumulated impairment losses	(177,661)	(633,211)	(810,872)
Balance as of March 31, 2024	$272,151	$—	$272,151
During the three months ended March 31, 2024, the Company determined that certain trademarks are no longer considered indefinite-lived and commenced amortization during the current quarter. The components of our other intangible assets were as follows:

	Estimated Useful Life (in years)	March 31, 2024		June 30, 2023
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Technology-based and other	4 to 20	$31,781	$(24,354)	$31,872	$(23,838)
Customer-related	10 to 21	179,759	(118,446)	179,889	(112,890)
Unpatented technology	10 to 30	31,504	(26,718)	31,487	(25,177)
Trademarks	5 to 20	23,160	(12,280)	12,426	(11,441)
Trademarks	Indefinite	—	—	10,836	—
Total		$266,204	$(181,798)	$266,510	$(173,346)

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
METAL CUTTING The Metal Cutting segment develops and manufactures high performance tooling and metal cutting products and services and offers an assortment of standard and custom metal cutting solutions to diverse end markets, including Aerospace & Defense, General Engineering, Energy and Transportation. The products include milling, hole making, turning, threading and toolmaking systems used in the manufacture of airframes, aero engines, trucks and automobiles, ships and various types of industrial equipment. We leverage advanced manufacturing capabilities in combination with varying levels of customization to solve our customers’ toughest challenges and deliver improved productivity for a wide range of applications. Metal Cutting markets its products under the Kennametal®, WIDIA®, WIDIA Hanita® and WIDIA GTD® brands through its direct sales force, a network of independent and national distributors, integrated supplier channels and via the Internet. Application engineers and technicians are critical to the sales process and directly assist our customers with specified product design, selection, application and support.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

INFRASTRUCTURE Our Infrastructure segment produces engineered tungsten carbide and ceramic components, earth-cutting tools, and advanced metallurgical powders, primarily for the Aerospace & Defense, Energy, Earthworks and General Engineering end markets. These wear-resistant products include compacts, nozzles, frac seats and custom components used in oil and gas and petrochemical industries; rod blanks and abrasive water jet nozzles for general industries; earth cutting tools and systems used in underground mining, trenching and foundation drilling and road milling; tungsten carbide powders for the oil and gas, aerospace and process industries; high temperature critical wear components, tungsten penetrators and armor solutions for aerospace and defense; and ceramics used by the packaging industry for metallization of films and papers. We combine deep metallurgical and engineering expertise with advanced manufacturing capabilities, such as 3D printing, to deliver solutions that drive improved productivity for our customers. Infrastructure markets its products primarily under the Kennametal® brand and sells through a direct sales force as well as through distributors.
Our sales and operating income by segment are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2024	2023	2024	2023
Sales:
Metal Cutting	$326,561	$333,507	$946,237	$932,912
Infrastructure	189,233	202,529	557,354	595,037
Total sales	$515,794	$536,036	$1,503,591	$1,527,949
Operating income:
Metal Cutting	$30,809	$43,765	$88,453	$98,593
Infrastructure	5,140	9,658	22,020	40,543
Corporate	(722)	(952)	(1,649)	(2,649)
Total operating income	35,227	52,471	108,824	136,487
Interest expense	6,777	7,747	20,225	21,399
Other (income) expense, net	(76)	986	(674)	2,584
Income before income taxes	$28,526	$43,738	$89,273	$112,504

The following table presents Kennametal's revenue disaggregated by geography:

	Three Months Ended
	March 31, 2024			March 31, 2023
(in percentages)	Metal Cutting	Infrastructure	Total Kennametal	Metal Cutting	Infrastructure	Total Kennametal
Americas	44%	58%	49%	44%	60%	50%
Europe, the Middle East and Africa (EMEA)	39	20	32	38	19	31
Asia Pacific	17	22	19	18	21	19

	Nine Months Ended
	March 31, 2024			March 31, 2023
(in percentages)	Metal Cutting	Infrastructure	Total Kennametal	Metal Cutting	Infrastructure	Total Kennametal
Americas	44%	58%	49%	44%	61%	50%
EMEA	38	19	31	36	17	29
Asia Pacific	18	23	20	20	22	21

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

To better align with the Company's strategic goals and initiatives, certain of the end markets that are reported externally and used to analyze sales performance were redefined beginning in the fourth quarter of fiscal 2023. The changes include 1.) defense sales were moved from General Engineering and are now combined with Aerospace sales for a new "Aerospace & Defense" end market, 2.) certain Metal Cutting sales have been reclassified from General Engineering to the Aerospace & Defense end market, and 3.) Infrastructure's ceramics sales have been reclassified from Energy to the General Engineering end market. The fiscal 2023 period has been retrospectively restated to align with the new end markets.
The following tables presents Kennametal's revenue disaggregated by end market:

	Three Months Ended March 31, 2024
(in percentages)	Metal Cutting	Infrastructure	Total Kennametal
General Engineering	54%	33%	46%
Transportation	26	—	17
Aerospace & Defense	13	8	11
Energy	7	24	13
Earthworks	—	35	13

	Three Months Ended March 31, 2023
(in percentages)	Metal Cutting	Infrastructure	Total Kennametal
General Engineering	55%	33%	47%
Transportation	26	—	16
Aerospace & Defense	12	6	10
Energy	7	26	14
Earthworks	—	35	13

	Nine Months Ended March 31, 2024
(in percentages)	Metal Cutting	Infrastructure	Total Kennametal
General Engineering	54%	34%	47%
Transportation	27	—	17
Aerospace & Defense	12	7	10
Energy	7	23	13
Earthworks	—	36	13

	Nine Months Ended March 31, 2023
(in percentages)	Metal Cutting	Infrastructure	Total Kennametal
General Engineering	55%	34%	47%
Transportation	27	—	16
Aerospace & Defense	11	5	9
Energy	7	25	14
Earthworks	—	36	14

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

OVERVIEW
Kennametal Inc. was founded based on a tungsten carbide technology breakthrough in 1938. The Company was incorporated in Pennsylvania in 1943 as a manufacturer of tungsten carbide metal cutting tooling and was listed on the New York Stock Exchange (NYSE) in 1967. With more than 80 years of materials expertise, the Company is a global industrial technology leader, helping customers across the Aerospace & Defense, Earthworks, Energy, General Engineering and Transportation industries manufacture with precision and efficiency. This expertise includes the development and application of tungsten carbides, ceramics, super-hard materials and solutions used in metal cutting and extreme wear applications to keep customers up and running longer against conditions such as corrosion and high temperatures.
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
Our sales of $515.8 million for the three months ended March 31, 2024 decreased 4 percent from $536.0 in the prior year quarter, reflecting an organic sales decline of 2 percent, an unfavorable business days effect of 1 percent and an unfavorable currency exchange effect of 1 percent.
Operating income for the three months ended March 31, 2024 was $35.2 million compared to $52.5 million in the prior year quarter. The year-over-year decrease of $17.2 million was primarily due to lower sales and production volumes, restructuring charges of approximately $6 million, higher wages and general inflation, unfavorable foreign currency exchange of approximately $2 million and the unfavorable timing of pricing compared to raw material costs in the Infrastructure segment. These factors were partially offset by higher pricing in the Metal Cutting segment and restructuring savings of approximately $6 million.
Operating margin for the three months ended March 31, 2024 was 6.8 percent compared to 9.8 percent in the prior year quarter. The Metal Cutting and Infrastructure segments had operating margins of 9.4 percent and 2.7 percent, respectively, for the three months ended March 31, 2024.
Russia's invasion of Ukraine in February 2022 resulted in the imposition of economic sanctions on Russia by the United States, Canada, the European Union and other countries. We have experienced increased costs for energy and raw materials and other supply chain issues due, in part, to the negative impact of the conflict on the global economy. During the March quarter of 2022, the Company ceased operations in Russia and subsequently decided to liquidate its legal entity in Russia, which is currently expected to be completed during fiscal 2025. Similarly, the conflict in Gaza that began in October 2023 could negatively impact the Company's financial condition or results of operations. To date, the conflict in Gaza has not significantly affected the Company's business activities or results of operations.
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
For the three months ended March 31, 2024, earnings per diluted share (EPS) was $0.24 compared to EPS of $0.39 in the prior year quarter. EPS for the three months ended March 31, 2024 was unfavorably affected by restructuring and related charges of $0.06 per share.
Net cash flow provided by operating activities was $163.5 million during the nine months ended March 31, 2024 compared to $126.2 million during the prior year period. Capital expenditures were $84.2 million and $71.1 million during the nine months ended March 31, 2024 and 2023, respectively. During the nine months ended March 31, 2024, the Company returned $91.5 million to shareholders through $43.8 million in share repurchases and $47.7 million in dividends. The Company has a long history of consistently paying dividends to shareholders since its listing on the New York Stock Exchange in 1967.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF CONTINUING OPERATIONS
SALES
Sales for the three months ended March 31, 2024 were $515.8 million, a decrease of $20.2 million, or 4 percent, from $536.0 million in the prior year quarter, reflecting an organic sales decline of 2 percent, an unfavorable business days effect of 1 percent and an unfavorable currency exchange effect of 1 percent.
Sales for the nine months ended March 31, 2024 were $1,503.6 million, a decrease of $24.4 million, or 2 percent, from $1,527.9 million in the prior year period. The decrease in sales was driven by an organic sales decline of 2 percent.
Our sales growth (decline) by end market and region are as follows:

	Three Months Ended March 31, 2024		Nine Months Ended March 31, 2024
(in percentages)	As Reported	Constant Currency	As Reported	Constant Currency
End market sales growth (decline):
Aerospace & Defense	10%	10%	10%	9%
Energy	(13)	(14)	(10)	(10)
Earthworks	(6)	(5)	(5)	(3)
General Engineering	(4)	(2)	(2)	(2)
Transportation	—	—	3	1
Regional sales (decline) growth:
Americas	(6)%	(5)%	(4)%	(4)%
Europe, the Middle East and Africa (EMEA)	—	—	6	4
Asia Pacific	(4)	(1)	(6)	(3)
GROSS PROFIT Gross profit for the three months ended March 31, 2024 was $153.3 million, a decrease of $14.7 million from $167.9 million in the prior year quarter. The decrease was primarily due to lower sales and production volumes, higher wages and general inflation and the unfavorable timing of pricing compared to raw material costs in the Infrastructure segment. These factors were partially offset by higher pricing in the Metal Cutting segment and restructuring savings. Gross profit margin for the three months ended March 31, 2024 was 29.7 percent, as compared to 31.3 percent in the prior year quarter.
Gross profit for the nine months ended March 31, 2024 was $455.8 million, a decrease of $15.0 million from $470.8 million in the prior year period. The decrease was primarily due to lower sales and production volumes, higher wages and general inflation and the unfavorable timing of pricing compared to raw material costs in the Infrastructure segment. These factors were partially offset by higher pricing in the Metal Cutting segment and restructuring savings. Gross profit margin for the nine months ended March 31, 2024 was 30.3 percent, as compared to 30.8 percent in the prior year period.
OPERATING EXPENSE Operating expense for the three months ended March 31, 2024 was $108.7 million compared to $113.3 million for the three months ended March 31, 2023. Operating expense for the nine months ended March 31, 2024 was $327.7 million compared to $327.3 million for the nine months ended March 31, 2023.
Research and development expenses included in operating expense totaled $11.3 million and $11.3 million for the three months ended March 31, 2024 and 2023, respectively, and $33.3 million and $32.6 million for the nine months ended March 31, 2024 and 2023, respectively.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESTRUCTURING AND OTHER CHARGES, NET In the June quarter of fiscal 2023, we announced an initiative to streamline our cost structure while continuing to invest in our high-return commercial and operational excellence initiatives. During the three months ended March 31, 2024, we achieved restructuring savings of approximately $6 million from this action. This action is currently expected to deliver annualized run rate pre-tax savings of approximately $35 million by the end of fiscal 2024. Total restructuring and related charges for this program of $18.6 million, compared to a target of approximately $25 million, were recorded through March 31, 2024, consisting of $13.7 million in Metal Cutting and $4.9 million in Infrastructure. The majority of the remaining charges are expected to be recognized in fiscal 2024. We recorded restructuring and related charges of $6.5 million for the three months ended March 31, 2024, which consisted of $4.5 million in Metal Cutting and $2.0 million in Infrastructure.
We recorded restructuring and related charges of $11.2 million for the nine months ended March 31, 2024, which consisted of $7.7 million in Metal Cutting and $3.5 million in Infrastructure. Also included in other charges, net during the nine months ended March 31, 2024 is a net benefit of $0.6 million primarily due to the sale of property.
INTEREST EXPENSE Interest expense for the three months ended March 31, 2024 decreased to $6.8 million compared to $7.7 million for the three months ended March 31, 2023. Interest expense for the nine months ended March 31, 2024 decreased to $20.2 million compared to $21.4 million for the nine months ended March 31, 2023.
OTHER (INCOME) EXPENSE, NET Other income, net for the three months ended March 31, 2024 was $0.1 million compared to other expense, net of $1.0 million during the three months ended March 31, 2023. Other income, net for the nine months ended March 31, 2024 was $0.7 million compared to other expense, net of $2.6 million during the nine months ended March 31, 2023.
PROVISION FOR INCOME TAXES The effective income tax rates for the three months ended March 31, 2024 and 2023 were 27.4 percent and 24.4 percent, respectively. The year-over-year change is primarily due to geographical mix, partially offset by discrete tax benefits recorded in the current year quarter related to provision to return adjustments.
The effective income tax rates for the nine months ended March 31, 2024 and 2023 were 15.5 percent and 23.9 percent, respectively. The year-over-year change is primarily due to adjustments for the nine months ended March 31, 2024 that include a $7.8 million benefit related to a tax rate change enacted in Switzerland, a $6.2 million benefit associated with a change in unrecognized tax benefits and a $2.9 million charge to settle tax litigation in Italy, coupled with a $2.2 million benefit in the nine months ended March 31, 2023 to adjust a deferred tax asset associated with tax reform in Switzerland and geographical mix.
As of March 31, 2024, we have $6.8 million of net deferred tax assets in China. Included in this amount is $3.3 million related to net operating losses that can be used to offset future taxable income in China. Certain of these loss carryforwards will expire if they are not used within a specified timeframe. At this time, we consider it more likely than not that we will have sufficient taxable income in China in the future that will allow us to realize these deferred tax assets not currently offset by the valuation allowance. However, it is possible that some or all these tax attributes could ultimately expire unused. Therefore, if we are unable to generate sufficient taxable income in China from our operations, a valuation allowance to reduce the net deferred tax assets may be required, which would increase income tax expense in the period in which the valuation allowance is recorded.

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

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Our sales and operating income by segment are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2024	2023	2024	2023
Sales:
Metal Cutting	$326,561	$333,507	$946,237	$932,912
Infrastructure	189,233	202,529	557,354	595,037
Total sales	$515,794	$536,036	$1,503,591	$1,527,949
Operating income:
Metal Cutting	$30,809	$43,765	$88,453	$98,593
Infrastructure	5,140	9,658	22,020	40,543
Corporate	(722)	(952)	(1,649)	(2,649)
Total operating income	35,227	52,471	108,824	136,487
Interest expense	6,777	7,747	20,225	21,399
Other (income) expense, net	(76)	986	(674)	2,584
Income before income taxes	$28,526	$43,738	$89,273	$112,504
METAL CUTTING

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands, except operating margin)	2024	2023	2024	2023
Sales	$326,561	$333,507	$946,237	$932,912
Operating income	30,809	43,765	88,453	98,593
Operating margin	9.4%	13.1%	9.3%	10.6%

	Three Months Ended March 31, 2024	Nine Months Ended March 31, 2024
(in percentages)
Organic sales growth	—%	1%
Foreign currency exchange effect(1)	(1)	—
Business days effect(4)	(1)	—
Sales (decline) growth	(2)%	1%

	Three Months Ended March 31, 2024		Nine Months Ended March 31, 2024
(in percentages)	As Reported	Constant Currency	As Reported	Constant Currency
End market sales growth (decline):
Aerospace & Defense	8%	9%	8%	7%
Transportation	—	—	3	1
General Engineering	(4)	(2)	—	—
Energy	(8)	(8)	(4)	(5)
Regional sales growth (decline):
Americas	(3)%	(1)%	1%	1%
EMEA	—	—	7	4
Asia Pacific	(3)	(1)	(7)	(5)

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the three months ended March 31, 2024, Metal Cutting sales decreased 2 percent compared to the prior year quarter. This was driven by flat organic sales growth, an unfavorable foreign currency effect of 1 percent and an unfavorable business days effect of 1 percent. Aerospace & Defense end market sales increased in the Americas and EMEA as a result of focused execution on our strategic initiatives, the effects of which were partially offset by a decline in Asia Pacific due to lower economic activity in China. Sales in the General Engineering end market declined in EMEA due to lower economic activity, partially offset by sales increases in the Americas and Asia Pacific as manufacturing activity continues to recover as underlying economic activity expands. Energy end market sales declined in the Americas and Asia Pacific due to slower oil and gas markets and delays in wind energy projects, respectively, and were flat in EMEA compared to the prior year quarter. Transportation end market sales were flat compared to the prior year quarter with increases in EMEA and Asia Pacific stemming from improving hybrid/electric vehicle business, offset by a decline in the Americas as a result of slowing customer demand.
On a regional basis, sales in the Americas decreased primarily due to challenges in Transportation and Energy and unfavorable foreign currency. Sales were flat in EMEA where execution on our strategic initiatives was offset by lower economic activity. Sales in Asia Pacific decreased due to lower economic activity in China and unfavorable foreign currency.
For the three months ended March 31, 2024, Metal Cutting operating income was $30.8 million compared to $43.8 million in the prior year quarter. The decrease in operating income was primarily due to lower sales and production volumes, restructuring charges of approximately $4 million, unfavorable foreign currency exchange of approximately $2 million, higher wages and general inflation and a gain of approximately $1 million on a property sale in the prior year quarter that did not repeat. These factors were partially offset by higher pricing and restructuring savings of approximately $5 million.
For the nine months ended March 31, 2024, Metal Cutting sales increased 1 percent compared to the prior year period. This was driven by organic sales growth of 1 percent. Aerospace & Defense end market sales increased in the Americas and EMEA as a result of our focused execution on our strategic initiatives, the effects of which were partially offset by a decline in Asia Pacific due to lower economic activity in China. Sales in the General Engineering end market were flat compared to the prior year period as increases in the Americas were offset by a decrease in Asia Pacific and EMEA due to lower economic activity. Energy end market sales decreased in Asia Pacific and the Americas, the effects of which were partially offset by an increase of sales in EMEA. Transportation end market sales increased in EMEA due to improving hybrid/electric vehicle business, partially offset by declines in the Americas and Asia Pacific as a result of slowing customer demand.
On a regional basis, sales in the Americas increased primarily due to General Engineering and Aerospace & Defense. Growth in EMEA reflects execution on our strategic initiatives and favorable foreign currency. Sales in Asia Pacific decreased due to lower economic activity in China and unfavorable foreign currency.
For the nine months ended March 31, 2024, Metal Cutting operating income was $88.5 million compared to $98.6 million in the prior year period. The decrease in operating income was primarily due to lower sales and production volumes, higher wages and general inflation, and restructuring charges of $7.7 million. These factors were partially offset by higher pricing and restructuring savings of approximately $11 million.

INFRASTRUCTURE

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2024	2023	2024	2023
Sales	$189,233	$202,529	$557,354	$595,037
Operating income	5,140	9,658	22,020	40,543
Operating margin	2.7%	4.8%	4.0%	6.8%

	Three Months Ended March 31, 2024	Nine Months Ended March 31, 2024
(in percentages)
Organic sales decline	(5)%	(5)%
Foreign currency exchange effect(1)	(1)	—
Business days effect(4)	(1)	(1)
Sales decline	(7)%	(6)%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Three Months Ended March 31, 2024		Nine Months Ended March 31, 2024
(in percentages)	As Reported	Constant Currency	As Reported	Constant Currency
End market sales (decline) growth:
Energy	(16)%	(16)%	(12)%	(13)%
Earthworks	(6)	(5)	(5)	(3)
General Engineering	(4)	(2)	(7)	(7)
Aerospace & Defense	15	13	16	13
Regional sales (decline) growth:
Americas	(10)%	(9)%	(11)%	(11)%
EMEA	1	1	5	3
Asia Pacific	(5)	(2)	(3)	(1)
For the three months ended March 31, 2024, Infrastructure sales decreased by 7 percent from the prior year quarter. The decrease in sales was driven by an organic sales decline of 5 percent, an unfavorable foreign currency exchange effect of 1 percent and an unfavorable business days effect of 1 percent. Sales in the General Engineering end market decreased in the Americas due to declines in industrial activity year over year and ore inventory sales in the prior year that did not repeat, partially offset by ceramics growth in EMEA and Asia Pacific. Earthworks end market sales decreased primarily due to underground mining in Asia Pacific, and to a lesser extent, lower sales of snowplow blades in the Americas due to a milder winter. Energy end market sales decreased primarily due to U.S. oil and gas activities as land rig counts decreased year over year. Aerospace & Defense end market sales increased due to the execution of our growth initiatives.
On a regional basis, sales in the Americas were negatively affected by declines in the U.S. oil and gas markets and industrial activity year over year and order timing. Sales in EMEA increased as a result of the General Engineering end market. Sales in Asia Pacific decreased due to a decline in underground mining activity.
For the three months ended March 31, 2024, Infrastructure operating income was $5.1 million compared to $9.7 million in the prior year quarter. The decrease in operating income was primarily due to lower sales volumes, restructuring charges of approximately $2 million, higher wages and general inflation and the unfavorable timing of pricing compared to raw material costs. These factors were partially offset by restructuring savings of approximately $1 million.
For the nine months ended March 31, 2024, Infrastructure sales decreased by 6 percent from the prior year period. The decrease in sales was driven by an organic sales decline of 5 percent and an unfavorable business days effect of 1 percent. Sales growth in the Aerospace & Defense end market reflects an increase in defense related activity in EMEA and an increase in the Americas. General Engineering end market sales decreased in the Americas, partially offset by an increase in sales in Asia Pacific and EMEA. Energy end market sales decreased in the Americas primarily due to U.S. oil and gas activities as land rig counts decreased year over year, partially offset by focused execution on our strategic initiatives in EMEA. Earthworks end market sales decreased primarily due to construction in the Americas and underground mining in Asia Pacific.
On a regional basis, sales in EMEA increased due to defense related activity in EMEA. Sales in Asia Pacific decreased primarily due to underground mining. Sales in the Americas declined primarily due to the General Engineering and Energy end markets, and to a lesser extent, from the Earthworks end market.
For the nine months ended March 31, 2024, Infrastructure operating income was $22.0 million compared to $40.5 million in the prior year period. The decrease in operating income was primarily due to lower sales and production volumes, the unfavorable timing of pricing compared to raw material costs, higher wages and general inflation and restructuring charges of approximately $3 million. These factors were partially offset by restructuring savings of approximately $3 million.

CORPORATE

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2024	2023	2024	2023
Corporate expense	$(722)	$(952)	$(1,649)	$(2,649)

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the three months ended March 31, 2024, Corporate expense decreased by $0.2 million from the prior year quarter. For the nine months ended March 31, 2024, Corporate expense decreased by $1.0 million from the prior year period.

LIQUIDITY AND CAPITAL RESOURCES
Cash flow from operations is the primary source of funding for our capital expenditures. For the nine months ended March 31, 2024, cash flow provided by operating activities was $163.5 million.
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
As of March 31, 2024, we were in compliance with all the covenants of the Credit Agreement, and there were $7.5 million of borrowings outstanding and $692.5 million of additional availability. There were no borrowings outstanding as of June 30, 2023.
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
At March 31, 2024, cash and cash equivalents were $92.1 million. Total Kennametal shareholders' equity was $1,264.6 million and total debt was $608.1 million. Our current senior credit ratings are at investment grade levels. We believe that our current financial position, liquidity and credit ratings provide us access to the capital markets. We believe that we have sufficient resources available to meet cash requirements for the next 12 months. We continue to closely monitor our liquidity position and the condition of the capital markets, as well as the counterparty risk of our credit providers. There have been no material changes in our contractual obligations and commitments since June 30, 2023.
Share Repurchase Program In July 2021, the Board of Directors of the Company approved a share repurchase program authorizing the Company to purchase up to $200 million of the Company's common stock over a three-year period. During the nine months ended March 31, 2024, the Company repurchased $44 million of Kennametal common stock. Inception-to-date the Company has repurchased $178 million of Kennametal common stock under the existing $200 million three-year program.
On February 2, 2024, the Board of Directors of the Company authorized an additional $200 million, three-year share repurchase program. The Company expects to fund repurchases through cash generated from operations.
Dividends During the nine months ended March 31, 2024, the Company paid a total of $47.7 million in dividends to Kennametal Shareholders.
Cash Flow Provided by Operating Activities
During the nine months ended March 31, 2024, cash flow provided by operating activities was $163.5 million, compared to $126.2 million for the prior year period. Cash flow provided by operating activities for the current year period consisted of net income and non-cash items amounting to an inflow of $212.2 million and changes in certain assets and liabilities netting to an outflow of $48.8 million. Contributing to the changes in certain assets and liabilities were a decrease in accounts payable and accrued liabilities of $26.0 million, a decrease in accrued income taxes of $17.5 million and a decrease in accrued pension and postretirement benefits of $8.5 million. Partially offsetting these cash outflows was a decrease in inventories of $7.0 million and a decrease in accounts receivable of $3.9 million.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

During the nine months ended March 31, 2023, cash flow provided by operating activities was $126.2 million and consisted of net income and non-cash items amounting to an inflow of $204.4 million and changes in certain assets and liabilities netting to an outflow of $78.2 million. Contributing to the changes in certain assets and liabilities were a decrease in accounts payable and accrued liabilities of $46.3 million, an increase in inventories of $17.3 million, an increase in accounts receivable of $16.4 million and a decrease in accrued pension and postretirement benefits of $7.0 million.
Cash Flow Used in Investing Activities
Cash flow used in investing activities was $86.1 million for the nine months ended March 31, 2024, compared to $66.2 million for the prior year period. During the current year period, cash flow used in investing activities included capital expenditures of $84.2 million, which consisted primarily of equipment upgrades, the acquisition of a business for $4.0 million and an investment in a strategic partnership, partially offset by disposals of property, plant, and equipment of $5.3 million.
Cash flow used in investing activities was $66.2 million for the nine months ended March 31, 2023 and included capital expenditures of $71.1 million, which consisted primarily of equipment upgrades, partially offset by disposals of property, plant, and equipment of $4.8 million.
Cash Flow Used in Financing Activities
Cash flow used in financing activities was $88.7 million for the nine months ended March 31, 2024 compared to $50.0 million in the prior year period. During the current year period, cash flow used in financing activities primarily included $47.7 million of cash dividends paid to Kennametal Shareholders, $43.8 million in common shares repurchased and $7.9 million of the effect of employee benefit and stock plans and dividend reinvestment, partially offset by borrowings of $7.5 million under the Credit Agreement and $4.1 million in notes payable.
Cash flow used in financing activities was $50.0 million for the nine months ended March 31, 2023 and primarily included $48.5 million of cash dividends paid to Kennametal Shareholders, $37.6 million in common shares repurchased and $6.0 million of the effect of employee benefit and stock plans and dividend reinvestment, partially offset by $43.6 million from the borrowings under the Credit Agreement.

FINANCIAL CONDITION
Working capital was $586.7 million at March 31, 2024, a decrease of $6.1 million from $592.8 million at June 30, 2023. The decrease in working capital was primarily driven by a decrease in cash and cash equivalents of $13.9 million, an increase in borrowings under the Credit Agreement and notes payable of $11.6 million and a decrease in inventories of $10.0 million, partially offset by a decrease in accrued income taxes of $11.5 million, a decrease in accounts payable of $10.6 million and a decrease of accrued expenses of $10.4 million. Currency exchange rate effects decreased working capital by a total of approximately $5 million.
Property, plant and equipment, net decreased $21.4 million from $969.1 million at June 30, 2023 to $947.7 million at March 31, 2024, primarily due to depreciation expense of $91.1 million and unfavorable currency effects of $2.4 million, partially offset by net capital additions of $79.0 million.
At March 31, 2024, other assets were $571.0 million, an increase of $19.6 million from $551.4 million at June 30, 2023. The increase was primarily due to an increase in other assets of $14.3 million which includes an investment in a strategic partnership, an increase of deferred income taxes of $6.3 million and an increase in operating lease right-of-use assets of $5.1 million, partially offset by amortization of intangibles of $8.7 million. Currency exchange rate effects decreased other assets by a total of approximately $3 million.
Kennametal Shareholders' equity was $1,264.6 million at March 31, 2024, a decrease of $10.9 million from $1,275.4 million at June 30, 2023. The decrease was primarily due to cash dividends paid to Kennametal Stakeholders of $47.7 million, the repurchase of capital stock of $43.8 million primarily under the share repurchase program and other comprehensive loss attributable to Kennametal of $4.2 million, partially offset by net income attributable to Kennametal of $72.1 million and capital stock issued under employee benefit and stock plans of $12.6 million.

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
Reconciliations of organic sales growth (decline) to sales growth (decline) are as follows:

Three Months Ended March 31, 2024	Metal Cutting	Infrastructure	Total
Organic sales decline	—%	(5)%	(2)%
Foreign currency exchange effect(1)	(1)	(1)	(1)
Business days effect(4)	(1)	(1)	(1)
Sales decline	(2)%	(7)%	(4)%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Nine Months Ended March 31, 2024	Metal Cutting	Infrastructure	Total
Organic sales growth (decline)	1%	(5)%	(2)%
Foreign currency exchange effect(1)	—	—	—
Business days effect(4)	—	(1)	—
Sales growth (decline)	1%	(6)%	(2)%

Reconciliations of constant currency end market sales growth (decline) to end market sales growth (decline)(2) are as follows:

Metal Cutting
Three Months Ended March 31, 2024	General Engineering	Transportation	Aerospace & Defense	Energy
Constant currency end market sales (decline) growth	(2)%	—%	9%	(8)%
Foreign currency exchange effect(1)	(2)	—	(1)	—
End market sales growth (decline) growth(2)	(4)%	—%	8%	(8)%

Infrastructure
Three Months Ended March 31, 2024	Energy	Earthworks	General Engineering	Aerospace & Defense
Constant currency end market sales (decline) growth	(16)%	(5)%	(2)%	13%
Foreign currency exchange effect(1)	—	(1)	(2)	2
End market sales (decline) growth(2)	(16)%	(6)%	(4)%	15%

Total
Three Months Ended March 31, 2024	General Engineering	Transportation	Aerospace & Defense	Energy	Earthworks
Constant currency end market sales (decline) growth	(2)%	—%	10%	(14)%	(5)%
Foreign currency exchange effect(1)	(2)	—	—	1	(1)
End market sales (decline) growth(2)	(4)%	—%	10%	(13)%	(6)%

Metal Cutting
Nine Months Ended March 31, 2024	General Engineering	Transportation	Aerospace & Defense	Energy
Constant currency end market sales growth (decline)	—%	1%	7%	(5)%
Foreign currency exchange effect(1)	—	2	1	1
End market sales growth (decline)(2)	—%	3%	8%	(4)%

Infrastructure
Nine Months Ended March 31, 2024	Energy	Earthworks	General Engineering	Aerospace & Defense
Constant currency end market sales (decline) growth	(13)%	(3)%	(7)%	13%
Foreign currency exchange effect(1)	1	(2)	—	3
End market sales (decline) growth(2)	(12)%	(5)%	(7)%	16%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Total
Nine Months Ended March 31, 2024	General Engineering	Transportation	Aerospace & Defense	Energy	Earthworks
Constant currency end market sales (decline) growth	(2)%	1%	9%	(10)%	(3)%
Foreign currency exchange effect(1)	—	2	1	—	(2)
End market sales (decline) growth(2)	(2)%	3%	10%	(10)%	(5)%
Reconciliations of constant currency regional sales growth (decline) to reported regional sales growth (decline)(3) are as follows:

	Three Months Ended March 31, 2024			Nine Months Ended March 31, 2024
	Americas	EMEA	Asia Pacific	Americas	EMEA	Asia Pacific
Metal Cutting
Constant currency regional sales (decline) growth	(1)%	—%	(1)%	1%	4%	(5)%
Foreign currency exchange effect(1)	(2)	—	(2)	—	3	(2)
Regional sales (decline) growth(3)	(3)%	—%	(3)%	1%	7%	(7)%

Infrastructure
Constant currency regional sales (decline) growth	(9)%	1%	(2)%	(11)%	3%	(1)%
Foreign currency exchange effect(1)	(1)	—	(3)	—	2	(2)
Regional sales (decline) growth(3)	(10)%	1%	(5)%	(11)%	5%	(3)%

Total
Constant currency regional sales (decline) growth	(5)%	—%	(1)%	(4)%	4%	(3)%
Foreign currency exchange effect(1)	(1)	—	(3)	—	2	(3)
Regional sales (decline) growth(3)	(6)%	—%	(4)%	(4)%	6%	(6)%
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

ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls' stated goals. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance at March 31, 2024 that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
In the quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 through January 31, 2024	6,051	$25.19	—	$36,900,000
February 1 through February 29, 2024	366,779	24.34	365,000	228,000,000
March 1 through March 31, 2024	243,579	25.06	243,500	221,900,000
Total	616,409	$24.63	608,500

(1)During the current period, 1,779 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program. Also, during the current period employees delivered 6,130 shares of restricted stock to Kennametal, upon vesting, to satisfy tax withholding requirements.
(2)On July 27, 2021, the Board of Directors of the Company approved a share repurchase program authorizing the Company to purchase up to $200 million of the Company's common stock over a three-year period outside of the Company's dividend reinvestment program. On February 2, 2024, the Board of Directors of the Company authorized an additional $200 million, three-year share repurchase program. The Company expects to fund repurchases through cash generated from operations.

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
(4)Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2024 and 2023, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2024 and 2023, (iii) the Condensed Consolidated Balance Sheets at March 31, 2024 and June 30, 2023, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2024 and 2023 and (v) Notes to Condensed Consolidated Financial Statements for the three and nine months ended March 31, 2024 and 2023.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNAMETAL INC.

Date:	May 10, 2024	By:	/s/ John W. Witt
John W. Witt Vice President Finance and Corporate Controller