Form 10-K
period 2024-06-30
KENNAMETAL INC
filed 2024-08-12
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of December 29, 2023, the aggregate market value of the registrant’s Capital Stock held by non-affiliates of the registrant, estimated solely for the purposes of this Form 10-K, was approximately $961,400,000. For purposes of the foregoing calculation only, all directors and executive officers of the registrant and each person who may be deemed to own beneficially more than 5% of the registrant’s Capital Stock have been deemed affiliates.
As of July 31, 2024, there were 77,900,791 shares of the Registrant’s Capital Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III.

FORWARD-LOOKING INFORMATION
Statements and financial discussion and analysis contained herein and in the documents incorporated by reference herein that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For example, statements about Kennametal's expectations regarding future growth and any statements regarding future operating or financial performance or events are forward-looking. We have also included forward-looking statements in this Annual Report on Form 10-K ("Annual Report") concerning, among other things, our strategy, goals, plans and projections regarding our financial position, liquidity and capital resources, results of operations, market position, and product development. Any forward-looking statements are based on current knowledge, expectations and estimates that involve inherent risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, our actual results could vary materially from our current expectations. There are a number of factors that could cause our actual results to differ from those indicated in the forward-looking statements. They include: uncertainties related to changes in macroeconomic and/or global conditions, including as a result of increased inflation and Russia's invasion of Ukraine and the resulting sanctions on Russia, the conflict between Israel and Gaza; other economic recession; our ability to achieve all anticipated benefits of restructuring, simplification and modernization initiatives; Commercial Excellence growth initiatives, Operational Excellence initiatives, our foreign operations and international markets, such as currency exchange rates, different regulatory environments, trade barriers, exchange controls, and social and political instability, including the conflicts in Ukraine and Gaza; changes in the regulatory environment in which we operate, including environmental, health and safety regulations; potential for future goodwill and other intangible asset impairment charges; our ability to protect and defend our intellectual property; continuity of information technology infrastructure; competition; our ability to retain our management and employees; demands on management resources; availability and cost of the raw materials we use to manufacture our products; product liability claims; integrating acquisitions and achieving the expected savings and synergies; global or regional catastrophic events; demand for and market acceptance of our products; business divestitures; energy costs; commodity prices; labor relations; and implementation of environmental remediation matters. We provide additional information about many of the specific risks we face in the "Risk Factors" section of this Annual Report. We can give no assurance that any goal or plan set forth in forward-looking statements can be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. We undertake no obligation to release publicly any revisions to forward-looking statements as a result of future events or developments.

PART I

ITEM 1 - BUSINESS
OVERVIEW With more than 85 years of materials expertise, Kennametal Inc. (the Company) is a global industrial technology leader, that helps customers across the Aerospace & Defense, Earthworks, Energy, General Engineering and Transportation end markets build their products with precision and efficiency. The Company was founded based on a tungsten carbide technology breakthrough in 1938 and was incorporated in Pennsylvania in 1943 as a manufacturer of tungsten carbide metal cutting tooling. In 1967, it was listed on the New York Stock Exchange (NYSE) with the stock ticker KMT.
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

INTERNATIONAL OPERATIONS During 2024, we generated 60 percent of our consolidated sales in markets outside of the United States of America (U.S.), with principal international operations in Western Europe, China and India. We also operate manufacturing and distribution facilities in Israel, Latin America, South Africa and Vietnam, while serving customers through sales offices, agents and distributors in Europe and other parts of the world. While geographic diversification helps to minimize the sales and earnings effect of demand changes in any one particular region, our international operations are subject to normal risks of doing business globally, including fluctuations in currency exchange rates and changes in social, political and economic environments.
Our international sales and long-lived assets are presented in Note 21 of the Company’s consolidated financial statements, set forth in Item 8 of this Annual Report. Further information about the effects and risks of currency exchange rates are presented in the Quantitative and Qualitative Disclosures About Market Risk section, set forth in Item 7A of this Annual Report.
ACQUISITIONS AND DIVESTITURES We continually evaluate new opportunities to expand into new market areas, and to introduce new and/or complementary product offerings into new or existing areas where appropriate. We expect to continue to grow our business and further enhance our market position through the investment opportunities that exist within our core businesses, including potential acquisitions in the near term. In 2024, the Company completed an immaterial business combination for total consideration of approximately $6.5 million. Goodwill of approximately $3.8 million was recorded in the Metal Cutting segment as a result of the acquisition.
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
COMPETITION As one of the world’s leading producers of tooling and metal cutting products, specialty wear-resistant components and ceramics, earth cutting tools and advanced metallurgical powders, we maintain a competitive position in major markets worldwide. We actively compete in the sale of all our products with several large global competitors and with many smaller niche businesses offering various capabilities to customers around the world. While several of our competitors are divisions of larger corporations, our industry remains largely fragmented, containing several hundred fabricators, toolmakers and niche specialty coating businesses. Many of our competitors operate relatively small facilities, producing a limited selection of tools while buying cemented tungsten carbide components from original producers of cemented tungsten carbide products, including Kennametal. We also supply coated solutions and other engineered wear-resistant products to both larger corporations and smaller niche businesses. Given the fragmentation, opportunities for consolidation exist from both U.S.-based and internationally-based firms, as well as among thousands of industrial supply distributors.

The principal competitive differentiators in our businesses include customer focused support and application expertise, custom and standard product innovation, product performance and quality, and our brand recognition. We derive competitive advantage from our premium brand positions, global presence, application expertise and ability to address unique customer needs with new and improved tools, innovative surface and wear-resistant solutions, highly engineered components, consistent quality, traditional and digital customer service and technical assistance capabilities, state-of-the-art manufacturing and multiple sales channels. With these strengths, we are able to sell products based on the value-added productivity we deliver to our customers, rather than competing solely on price.
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
We establish and maintain accruals for estimated liabilities associated with certain environmental matters. As of June 30, 2024 and 2023, the balances of these accruals were $11.0 million and $12.0 million, respectively. These accruals represent anticipated costs associated with the remediation of these issues and are generally not discounted.
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
HUMAN CAPITAL RESOURCES
Employee Profile
We employed 8,447 people, including approximately 8,400 full-time employees, as of June 30, 2024. Approximately 2,700 employees were located in the U.S. and 5,700 were located in other parts of the world, principally Germany, India and China. As of June 30, 2024, approximately 2,300 of our employees were represented by labor unions. We consider our labor relations to be generally good.
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
Our D&I strategy is also championed by the Global Inclusion Council, which consists of cross-functional global leaders. Four regional inclusion councils covering the Americas, Asia Pacific, EMEA and India execute the strategies and provide a global perspective. We track key metrics to monitor the progress of our D&I strategy and goals, focusing on diverse representation and identifying areas for improvement across all levels of the organization.
As part of our awareness initiatives in 2024, we continued to enhance the D&I sections of the Company’s intranet and intend to redesign our external website in 2025. We expanded our Employee Resource Groups (ERGs) to foster communication and mentorship among diverse groups within the Company. We currently have five official ERGs; Women at Work (W@W) in the Americas, the Women's Excellence Forum in India, the Women's Business Council in EMEA, the Black Excellence Network (BXN), focused on supporting our Black and African American employees in the Americas, and the Different Abilities ERG in EMEA, supporting employees with disabilities in Germany. We expect to launch additional ERGs in the future and have developed a toolkit to help ERGs set goals aligned with our business objectives.
BXN hosted an educational, month-long celebration of Black History Month in February 2024 that all employees had an opportunity to engage in through our internal social media platform. Our facilities around the world held events in March 2024 to celebrate Women’s History Month and International Women’s Day; recognizing the achievements of female colleagues and participating in activities and discussions. Lastly, we incorporated global recognition and educational opportunities for Mental Health Awareness Month in May 2024, reinforcing our ongoing commitment to the well-being of our employees.
We continue to focus globally on increasing the number of women in professional roles. The tables below show the percentage of our employees who are women and the percentage of leadership roles at the Company held by women as of the dates indicated.

Number of Employees
	Female		Male
As of June 30,	Number	Percent	Number	Percent	Total
2024	1,572	18.6%	6,875	81.4%	8,447
2023	1,623	18.6	7,116	81.4	8,739

Women in Leadership Roles (in percentages)
As of June 30,	Board of Directors	Executive	Senior Leadership	Senior Management
2024	20.0%	50.0%	20.8%	18.0%
2023	20.0	42.9	23.1	18.8
Health and Safety
Safety, including the health of our employees and contractors, is one of our core values and a priority across our global operations. We are committed to developing a world-class health and safety culture aimed at achieving zero injuries and illnesses. The long-term vision to achieving our world-class health and safety culture is formalized and communicated in our Environmental, Health and Safety (EHS) Roadmap that consists of four focus areas – fatality and serious injury (FSI) prevention, incident prevention, leadership development and culture and environmental compliance and sustainability.
The Company uses our EHS Management System, including an extensive list of apps, to enable streamlined collection, tracking and dissemination of key data related to our EHS standards and requirements. Along with each standard, we have developed a self-assessment used to evaluate performance and develop action plans for advancing on the EHS Roadmap.
In 2024, we continued to achieve positive results in proactive risk identification and closure programs which drive our culture of eliminating hazards prior to potential incidents. Our total recordable incident rate (TRIR) performance was 0.34 in 2024 compared to 0.42 in 2023.
Employee Development and Training
For the Company to grow, our employees must grow and develop continuously. We offer learning and development opportunities for all employees. In 2024, this included training for senior, mid-level and emerging leaders in role- and function-specific skills, such as change management, process improvement and sales training. We also offered our operational employees technical training through the Kennametal Knowledge Center.

Supporting our learning and development efforts is our OneTeam learning management system (LMS). Available in multiple languages, OneTeam offers more than 5,000 online courses in an easy-to-use interface. Throughout 2024, over 3,400 employees accessed the LMS and completed over 14,500 courses. Training is offered to our employees in many different formats. Although not all training hours are tracked through OneTeam, over 10,200 hours of completed training were recorded in the system during 2024.
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
The AIP, which is based on the Company’s achievement of short-term financial and strategic goals, includes important Environmental, Social and Governance (ESG) goals for all executive leadership team members and other key senior leaders. These goals are tied to worker safety and D&I and represent an important step in advancing accountability on ESG strategies.
Employee Engagement
To measure the effectiveness of our employee engagement strategy, we track key performance indicators such as our voluntary turnover rate. Our voluntary turnover rate was 7.9 percent in 2024 compared to 8.1 percent in 2023. We also conduct annual “Be Heard” employee engagement surveys to gather input and feedback on a wide range of categories including teamwork, diversity and inclusion, health and safety, ethical behavior and decision-making. We use the survey results, which are shared with employees, to refine employee engagement programs and develop new initiatives. In our most recent survey launched in April 2024, we had a response rate of 82 percent and showed improvement in engagement scores across our global production and professional workforce. Our average engagement score was 71 in 2024, up from 69 in 2023.

AVAILABLE INFORMATION Our internet address is www.kennametal.com. On the SEC Filings page of our website, which is accessible under the "About Us" tab, under Investor Relations and then the "Financials" tab, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC): our annual reports on Form 10-K, our annual proxy statements, our annual conflict minerals disclosure and reports on Form SD, our annual reports on Form 11-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The SEC Filings page of our website also includes Forms 3, 4 and 5 filed pursuant to Section 16(a) of the Exchange Act. All filings posted on our SEC Filings page are available to be viewed on our website free of charge. On the Corporate Governance page of our website, which is accessible under the "About Us" tab, under Investor Relations, we post the following charters and guidelines: Audit Committee Charter, Compensation and Human Capital Committee Charter, Nominating/Corporate Governance Committee Charter, Kennametal Inc. Corporate Governance Guidelines and Kennametal Inc. Stock Ownership Guidelines. On the Ethics and Compliance page of our website, which is under the "About Us" tab, we post our Code of Conduct. All charters and guidelines posted on our website are available to be viewed free of charge. Information contained on our website is not part of this Annual Report or our other filings with the SEC. Copies of this Annual Report and those items disclosed on the Corporate Governance and Ethics and Compliance pages of our website are available without charge upon written request to: Investor Relations, Kennametal Inc., 525 William Penn Place, Suite 3300, Pittsburgh, Pennsylvania 15219-2706. The SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers, including Kennametal that file electronically with the SEC.

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

Global Operational Risks:
Russia’s invasion of Ukraine, the sanctions and actions taken against Russia and Russia's response to such actions could adversely affect our business. The Russian invasion of Ukraine in February 2022 and the resulting sanctions and actions taken against Russia by the United States, Canada, the European Union and other countries have restricted our ability to sell certain products in Russia and Ukraine. In 2022, the Company ceased operations in Russia and subsequently decided to liquidate its legal entity in Russia which is expected to be completed in 2025. A significant escalation or expansion of the conflict beyond its current geographic, political and economic scope and scale could have a material adverse effect on our business, results of operations and financial condition and could exacerbate other risks. Such risks include, but are not limited to: an energy shortage in Europe as Russia has limited natural gas and other supplies into Europe, an increase in the frequency and severity of the cybersecurity threats we and various third parties with whom we do business experience, unfavorable changes in exchange rates, further shortages, delivery delays and price inflation in a wide variety of raw materials and components, widespread reductions in customer demand and increased logistical challenges.
Public health threats or outbreaks of communicable diseases could have a material adverse effect on our operations and financial results. We face risks related to public health threats or outbreaks of communicable diseases. A widespread healthcare crisis, such as an outbreak of a communicable disease could adversely affect the global economy and our business, our suppliers and our customers’ ability to conduct business for an indefinite period of time. For example, the global Coronavirus Disease 2019 (COVID-19) pandemic negatively affected the global economy, disrupted financial markets, international trade, impacted qualified personnel availability, and significantly affected global supply chains, all of which had an effect on the Company and our end markets. The extent to which our business may be affected by public health threats or outbreaks in the future will depend on a variety of factors, many of which are outside of our control, including the duration of a pandemic or outbreak, impacts on economic activity, and the possibility of recession or financial market instability.
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
Our international operations pose certain risks that may adversely affect sales and earnings. We have manufacturing operations and assets located outside of the U.S., including but not limited to those in Western Europe, Brazil, Canada, China, India, Israel, South Africa and Vietnam. We also sell our products to customers and distributors located outside of the U.S. During the year ended June 30, 2024, 60 percent of our consolidated sales were derived from non-U.S. markets. These international operations are subject to a number of special risks, in addition to the risks that affect our domestic operations, including currency exchange rate fluctuations, differing protections of intellectual property, trade barriers, exchange controls, regional economic uncertainty, overlap of different tax regimens, differing (and possibly more stringent) labor regulations, labor unrest, risk of governmental expropriation, domestic and foreign customs and tariffs, current and changing regulatory environments (including, but not limited to, the risks associated with the importation and exportation of products and raw materials), risk of failure of our foreign employees to comply with both U.S. and foreign laws, including antitrust laws, trade regulations and the Foreign Corrupt Practices Act, difficulty in obtaining distribution support, difficulty in staffing and managing widespread operations, differences in the availability and terms of financing, social and political instability and unrest and risks of increased taxes and/or adverse tax consequences. Also, in some foreign jurisdictions, we may be subject to laws limiting the right and ability of entities organized or operating therein to pay dividends or remit earnings to affiliated companies unless specified conditions are met. To the extent we are unable to effectively manage our international operations and these risks, our international sales may be adversely affected, we may be subject to additional and unanticipated costs, and we may be subject to litigation or regulatory action. As a consequence, our business, financial condition and results of operations could be seriously harmed.

Additional tax expense or exposures could affect our financial condition and results of operations. We are subject to various taxes in the U.S. and numerous other jurisdictions. Our future results of operations could be adversely affected by changes in our effective tax rate as a result of a change in the mix of earnings between U.S. and non-U.S. jurisdictions or among jurisdictions with differing statutory tax rates, changes in tax laws or treaties, or in their application or interpretation, changes in generally accepted accounting principles, changes in the valuation of deferred tax assets and liabilities, changes in the amount of earnings indefinitely reinvested in certain non-U.S. jurisdictions, and the results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures.
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
Impairment of goodwill could result in a negative effect on our financial condition and results of operations. At June 30, 2024, goodwill totaled $271.6 million, or 11 percent of our total assets. Goodwill results from acquisitions, representing the excess of cost over the fair value of the net tangible and other identifiable intangible assets we have acquired. We assess at least annually whether there has been impairment in the value of our goodwill. If future operating performance at our Metal Cutting reporting unit were to fall significantly below current levels, we could record, under current applicable accounting rules, a non-cash impairment charge for goodwill. Any determination requiring the impairment of a significant portion of goodwill would negatively affect our financial condition and results of operations.
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

ITEM 1B – UNRESOLVED STAFF COMMENTS
None.

ITEM 1C – CYBERSECURITY
Risk Management and Strategy
We assess, identify and manage cybersecurity risks through a structured process. We rely on the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework to guide our approach; covering risk identification, analysis, prioritization and treatment. We continuously monitor and mitigate identified risks, particularly those deemed significant to the Company, including, but not limited to: operational risk (i.e., disruption of business operations); intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy laws and other litigation and legal risk; and reputational risk, which are tracked through our enterprise risk management program.
We closely oversee risks associated with using third-party service providers. This involves evaluating their adherence to our security requirements, conducting technical assessments, monitoring their operational performance and establishing incident reporting protocols when our information is impacted by cyber incidents.
Despite our efforts, we acknowledge the potential impact of cyber threats on our operations and business. While the Company has not experienced any significant risks from cyber threats to date, we recognize the potential consequences, including operational disruptions, legal costs, damage to our reputation and financial impacts. We remain vigilant and proactive in managing these risks. We deploy state-of-the-art technologies and services to help us identify and respond to security incidents, manage a 24/7 Security Operations Center and regularly test our preparedness for cyber incidents. These efforts enable us to effectively recognize and respond to low-impact incidents, avoiding their escalation to more problematic situations.
Governance
The Board of Directors of the Company maintains oversight of cybersecurity risks, ensuring the effectiveness of our risk management processes. The Audit Committee is specifically tasked with monitoring cybersecurity risks, evaluating our approach to cybersecurity, assessing emerging threats and ensuring appropriate measures are in place to mitigate risks.
Management, led by the Chief Information Security Officer (the “CISO”), plays a crucial role in assessing and managing cybersecurity risks. The CISO holds a Master of Science in Information Security and Assurance along with other technical certifications, has over 20 years of experience in cybersecurity and has extensive experience managing cybersecurity programs in multinational manufacturing companies. The IT Risk Management Committee, under guidance of the CISO, oversees the assessment and mitigation of identified risk. Regular reporting mechanisms keep the Board of Directors of the Company informed about our cybersecurity posture and emerging risks; enabling informed decision-making regarding cybersecurity strategy and resource allocation.

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

Primary Segment
Location	Owned/Leased	Principal Products	MC(1)	INF(2)
United States:
Gurley, Alabama	Owned	Metallurgical Powders		X
Huntsville, Alabama	Owned	Metallurgical Powders		X
Rogers, Arkansas	Owned/Leased	Carbide Products, Pelletizing Die Plates and Downhole Drilling Carbide Components		X
Goshen, Indiana	Leased	Powders; Welding Rods, Wires and Machines		X
New Albany, Indiana	Leased	High Wear Coating for Steel Parts		X
Greenfield, Massachusetts	Owned	High-Speed Steel Taps	X
Traverse City, Michigan	Owned	Wear Parts		X
Fallon, Nevada	Owned	Metallurgical Powders		X
Asheboro, North Carolina	Owned	Carbide Round Tools	X
Henderson, North Carolina	Owned	Metallurgical Powders		X
Roanoke Rapids, North Carolina	Owned	Metal Cutting Inserts	X
Cleveland, Ohio	Leased	Distribution	X
Orwell, Ohio	Owned	Metal Cutting Inserts	X
Solon, Ohio	Owned	Metal Cutting Toolholders	X
Whitehouse, Ohio	Owned/Leased	Metal Cutting Inserts and Round Tools	X
Bedford, Pennsylvania	Owned/Leased	Mining and Construction Tools, Wear Parts and Distribution		X
La Vergne, Tennessee	Owned	Metal Cutting Inserts	X
New Market, Virginia	Owned	Metal Cutting Toolholders	X
International:
La Paz, Bolivia	Owned	Tungsten Concentrate		X
Indaiatuba, Brazil	Leased	Metal Cutting Carbide Drills and Toolholders	X
Belleville, Canada	Owned	Casting Components, Coatings and Powder Metallurgy Components		X
Victoria, Canada	Owned	Wear Parts		X
Fengpu, China	Owned	Intermetallic Composite Ceramic Powders and Parts		X
Shanghai, China	Owned	Powders, Welding Rods and Wires and Cast Components		X
Shanghai, China	Leased	Distribution	X
Tianjin, China	Owned	Metal Cutting Inserts, Carbide Round Tools and Metallurgical Powders	X	X
Xuzhou, China	Leased	Mining Tools		X
Ebermannstadt, Germany	Owned	Metal Cutting Inserts	X
Essen, Germany	Owned/Leased	Metal Cutting Inserts	X
Königsee, Germany	Leased	Metal Cutting Carbide Drills	X
Mistelgau, Germany	Owned	Wear Parts and Metallurgical Powders		X
Nabburg, Germany	Owned	Metal Cutting Toolholders and Metal Cutting Round Tools, Drills and Mills	X
Schongau, Germany	Owned	Ceramic Vaporizer Boats		X
Vohenstrauss, Germany	Owned	Metal Cutting Carbide Drills	X
Bangalore, India	Owned	Metal Cutting Inserts, Toolholders and Wear Parts	X	X
Shlomi, Israel	Owned	High-Speed Steel and Carbide Round Tools	X
Zory, Poland	Leased	Metal Cutting Carbide Drills	X
Boksburg, South Africa	Leased	Mining and Construction Conicals		X

Primary Segment
Location	Owned/Leased	Principal Products	MC(1)	INF(2)
Barcelona, Spain	Leased	Metal Cutting Tools	X
Kingswinford, United Kingdom	Leased	Distribution	X
Newport, United Kingdom	Owned	Intermetallic Composite Powders		X
Hanoi, Vietnam	Owned/Leased	Carbide and PCD Round Tools	X
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

PART II

ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our capital stock is traded on the New York Stock Exchange under the symbol "KMT." The number of shareholders of record as of July 31, 2024 was 1,252.
The information incorporated by reference into Part III, Item 12 of this Annual Report from our 2024 Proxy Statement under the heading “Equity Compensation Plans – Equity Compensation Plan Information” is hereby incorporated by reference into this Item 5.

PERFORMANCE GRAPH
The following graph compares cumulative total shareholder return on our capital stock with the cumulative total shareholder return on the common stock of the companies in the Standard & Poor’s Mid-Cap 400 Market Index (S&P Midcap 400), the Standard & Poor’s 400 Capital Goods (S&P 400 Capital Goods), the Standard & Poor's Global 1200 Industrials Index (S&P Global 1200 Industrials), the Standard & Poor's Composite 1500 Index (S&P Composite 1500) and the peer group of companies determined by us (New Peer Group and Old Peer Group) for the period from July 1, 2019 to June 30, 2024.
In fiscal 2024, we established a New Peer Group in order to align with how we evaluate our executive compensation, and we believe this group is representative of Kennametal's peers. We have included both this New Peer Group as well as the Old Peer Group in the comparisons below.
The New Peer Group consists of the following companies: Alamo Group, Inc.; Barnes Group Inc.; Carpenter Technologies; Crane Co.; Curtiss-Wright Corporation; EnPro Industries, Inc.; ESAB Corporation; Flowserve Corporation; Franklin Electric; Graco Inc.; ITT Inc.; Lincoln Electric Holdings, Inc.; Mueller Water Products, Inc.; Nordson Corporation; Simpson Manufacturing Co., Inc.; SPX Corporation; The Timken Company; Watts Water Technologies, Inc.; Woodward, Inc.; and Zurn Water Solutions Corporation.
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

Assumes $100 Invested on July 1, 2019 and All Dividends Reinvested

	2019	2020	2021	2022	2023	2024
Kennametal	$100.00	$79.80	$102.15	$67.68	$85.23	$72.93
New Peer Group Index	100.00	91.67	137.77	114.87	164.47	192.78
Old Peer Group Index	100.00	90.70	138.55	112.19	163.01	187.35
S&P Composite 1500 Index	100.00	106.08	150.76	134.15	159.96	197.59
S&P Midcap 400	100.00	93.30	142.98	122.05	143.54	163.02
S&P 400 Capital Goods	100.00	93.81	152.98	125.37	183.45	217.73
S&P Global 1200 Industrials	100.00	92.82	135.71	111.83	142.87	164.05

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 through April 30, 2024	1,433	$24.84	—	$221,900,000
May 1 through May 31, 2024	501,493	25.76	498,958	208,900,000
June 1 through June 30, 2024	413,471	24.95	358,256	200,000,000
Total	916,397	$25.39	857,214
(1)During the current period, 1,682 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program. Also, during the current period, employees delivered 57,501 shares of restricted stock to Kennametal, upon vesting, to satisfy tax withholding requirements.
(2)On July 27, 2021, the Board of Directors of the Company approved a share repurchase program authorizing the Company to purchase up to $200 million of the Company's common stock over a three-year period outside of the Company's dividend reinvestment program. The initial share repurchase program was completed as of June 30, 2024. In February 2024, the Board of Directors of the Company authorized an additional $200 million, three-year share repurchase program that is in place for fiscal 2025.

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
OVERVIEW Kennametal Inc. was founded based on a tungsten carbide technology breakthrough in 1938. The Company was incorporated in Pennsylvania in 1943 as a manufacturer of tungsten carbide metal cutting tooling and was listed on the New York Stock Exchange (NYSE) in 1967. With more than 85 years of materials expertise, the Company is a global industrial technology leader, helping customers across Aerospace & Defense, Earthworks, Energy, General Engineering and Transportation manufacture with precision and efficiency. This expertise includes the development and application of tungsten carbides, ceramics, super-hard materials and solutions used in metal cutting and extreme wear applications to keep customers up and running longer against conditions such as corrosion and high temperatures.
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
Sales of $2,046.9 million in 2024 decreased 2 percent from $2,078.2 million in 2023, reflecting an organic sales decline of 1 percent and an unfavorable currency exchange effect of 1 percent.
Operating income was $170.2 million, or 8.3 percent margin, compared with $192.4 million, or 9.3 percent margin, in the prior year. The decrease in operating income was primarily due to lower sales and production volumes, higher wages and general inflation, higher restructuring and related charges of approximately $6 million, charges of approximately $4 million, consisting of repairs and impairments of fixed assets and inventory due to the tornado that affected the Company's Rogers, Arkansas facility during the fourth quarter, and unfavorable foreign currency exchange of approximately $2 million. These factors were partially offset by pricing, restructuring benefits of approximately $21 million and lower raw material costs. In 2024, the Metal Cutting and Infrastructure segments had operating margins of 10.4 percent and 5.2 percent, respectively.
In July 2021, the Board of Directors of the Company approved a share repurchase program authorizing the Company to purchase up to $200 million of the Company's common stock over a three-year period. During 2024, the Company repurchased a total of 2.6 million shares of common stock for $65 million, completing the initial share repurchase program. In February 2024, the Board of Directors of the Company authorized an additional $200 million, three-year share repurchase program that is in place for fiscal 2025.
On May 26, 2024, the Company's production facility in Rogers, AR, sustained damage from a tornado. At the time of the storm, the facility was shut down for the Memorial Day weekend and no employees were onsite. The Company resumed operations at the facility after a two-week shutdown. Charges of approximately $4 million were recorded during the June quarter of fiscal 2024, consisting of repairs and impairments of fixed assets and inventory. The Company is continuing to work with its insurance provider to finalize a claim for insurance recoveries related to the tornado.
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

In addition, our business has been negatively affected by foreign currency exchange and inflationary headwinds. We have been able to partially mitigate the effects of inflation, foreign currency exchange headwinds and other disruptions through price increases on our products. We cannot predict the ultimate effect of these issues on our business, operating results or financial condition, but we will continue to monitor macroeconomic conditions and attempt to mitigate the negative effect to the extent possible.
We reported earnings per diluted share (EPS) of $1.37 for 2024. EPS for the year was unfavorably affected by restructuring and related charges of $0.13 per share. EPS in the prior year of $1.46 was unfavorably affected by restructuring and related charges of $0.06 per share.
We generated cash flow from operating activities of $277.1 million in 2024 compared to $257.9 million during the prior year. Capital expenditures were $107.6 million and $94.4 million during 2024 and 2023, respectively. During 2024, the Company returned a total of $129 million to the shareholders through $65.4 million in share repurchases under the initial $200 million, three-year program and $63.4 million in dividends.
For a discussion related to the results of operations, changes in financial condition and liquidity and capital resources for fiscal 2022 refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2023 Annual Report on Form 10-K, which was filed with the United States Securities and Exchange Commission on August 9, 2023.

RESULTS OF CONTINUING OPERATIONS
SALES Sales of $2,046.9 million in 2024 decreased 2 percent from $2,078.2 million in 2023, reflecting an organic sales decline of 1 percent and an unfavorable currency exchange effect of 1 percent.
Our sales growth (decline) by end market and region are as follows:

	2024
(in percentages)	As Reported	Constant Currency
End market sales growth (decline):
Aerospace & Defense	13%	13%
Energy	(9)	(9)
General Engineering	(2)	(1)
Transportation	1	1
Earthworks	(5)	(4)
Regional sales (decline) growth:
Americas	(3)%	(3)%
Europe, the Middle East and Africa (EMEA)	4	2
Asia Pacific	(5)	(3)
GROSS PROFIT Gross profit decreased $19.3 million to $627.1 million in 2024 from $646.4 million in 2023. The decrease in gross profit was primarily due to lower sales and production volumes, higher wages and general inflation, charges of approximately $4 million, consisting of repairs and impairments of fixed assets and inventory due to the tornado that affected our Rogers, Arkansas facility during the fourth quarter, and unfavorable foreign currency exchange of approximately $2 million. These factors were partially offset by pricing, lower raw material costs and restructuring benefits. The gross profit margin for 2024 was 30.6 percent compared to 31.1 percent in 2023.
OPERATING EXPENSE Operating expense in 2024 was $433.2 million, a decrease of $4.1 million, or 0.9 percent, from $437.3 million in 2023.
We invested further in technology and innovation to continue delivering high quality products to our customers. Research and development expenses included in operating expense totaled $44.2 million and $43.1 million for 2024 and 2023, respectively.

RESTRUCTURING AND OTHER CHARGES, NET In the June quarter of fiscal 2023, we announced an initiative to streamline our cost structure while continuing to invest in our high-return commercial and operational excellence initiatives. Total restructuring and related charges for this program of $20.1 million, compared to a target of approximately $25 million, were recorded through June 30, 2024, consisting of $14.8 million in Metal Cutting and $5.3 million in Infrastructure. The majority of the remaining charges are expected to be recognized in fiscal 2025. This action delivered annualized run rate pre-tax savings of approximately $33 million at the end of fiscal 2024.
During 2024, we recorded restructuring and related charges of $12.4 million, which consisted of $8.5 million in Metal Cutting and $3.9 million in Infrastructure. These amounts are inclusive of a reversal of restructuring and related charges of $1.1 million related to prior actions, including $0.4 million in operating expense. Also included in restructuring and other charges, net during 2024 is a net benefit of $0.6 million primarily due to the sale of properties.
AMORTIZATION OF INTANGIBLES Amortization expense was $11.6 million and $12.6 million in 2024 and 2023, respectively.
INTEREST EXPENSE Interest expense in 2024 was $26.5 million, a decrease of $2.0 million, compared to $28.5 million in 2023. The portion of our debt subject to variable rates of interest was less than 1 percent at June 30, 2024 and 2023. There were no borrowings outstanding under the Credit Agreement as of June 30, 2024 and 2023.
OTHER (INCOME) EXPENSE, NET In 2024, other (income) expense, net was $0.7 million of other (income), net compared to other expense, net of $4.3 million in 2023. The increase of $5.0 million in other (income), net was primarily due to a loss of $3 million recognized in 2023 due to a litigation settlement related to legacy operations that did not repeat in 2024.
INCOME TAXES The effective tax rate for 2024 was 21.3 percent compared to 22.7 percent for 2023. The year-over-year change in the effective tax rate is primarily due to current year adjustments that include a $7.8 million benefit related to a tax rate change in Switzerland, a $6.2 million benefit related to a change in unrecognized tax benefits, a $3.1 million charge to settle the Italian tax litigation, prior year adjustments for the release of a valuation allowance related to net deferred tax assets in Brazil, a benefit to adjust a deferred tax asset associated with tax reform in Switzerland, and geographical mix.
Italian Income Tax Litigation Settlement
In 2012, we received an assessment from the Italian tax authority that denied certain tax deductions primarily related to our 2008 tax return. Attempts at negotiating a reasonable settlement with the tax authority were unsuccessful; and as a result, we decided to litigate the matter which was eventually settled during 2024. We continue to believe the assessment was baseless and that our 2008 tax return was compliant, in all material respects, with Italian income tax rules and regulations. Accordingly, no income tax liability had been recorded in connection with this assessment in any period. During fiscal 2023, the Italian government launched a tax amnesty program aimed at reducing the number of tax disputes pending before the Italian courts. Pursuant to program guidelines, payments made to successfully resolve a dispute had to be received by the Italian government no later than September 30, 2023. Due to the prolonged amount of time the case had been pending, and the inherent costs and risks of further litigating the matter, we decided to negotiate a settlement with the Italian tax authority that resulted in an income tax charge of $3.1 million during fiscal 2024. With this settlement, the matter is officially closed.
NET INCOME ATTRIBUTABLE TO KENNAMETAL Net income attributable to Kennametal was $109.3 million, or $1.37 of earnings per diluted share (EPS) in 2024, compared to $118.5 million, or EPS of $1.46 in 2023. The decrease is a result of the factors previously discussed.

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

Our sales and operating income by segment are as follows:

(in thousands)	2024	2023
Sales:
Metal Cutting	$1,280,781	$1,269,765
Infrastructure	766,118	808,419
Total sales	$2,046,899	$2,078,184
Operating income:
Metal Cutting	$132,573	$135,763
Infrastructure	39,857	59,757
Corporate	(2,207)	(3,103)
Total operating income	170,223	192,417
Interest expense	26,472	28,496
Other (income) expense, net	(699)	4,300
Income before income taxes	$144,450	$159,621

METAL CUTTING

(in thousands)	2024	2023
Sales	$1,280,781	$1,269,765
Operating income	132,573	135,763
Operating margin	10.4%	10.7%

(in percentages)	2024
Organic sales growth	1%
Sales growth	1%

	2024
(in percentages)	As Reported	Constant Currency
End market sales growth (decline):
Aerospace & Defense	8%	8%
General Engineering	—	—
Transportation	1	1
Energy	(3)	(4)
Regional sales growth (decline):
Americas	2%	3%
EMEA	4	2
Asia Pacific	(7)	(4)
In 2024, Metal Cutting sales of $1,280.8 million increased by $11.0 million, or 1 percent, from 2023. This was driven by organic sales growth of 1 percent. Aerospace & Defense end market sales increased in EMEA and the Americas as a result of our focused execution on our strategic initiatives, the effects of which were partially offset by a decline in Asia Pacific due to lower economic activity in China. Sales in the General Engineering end market were flat compared to the prior year as increases in the Americas were offset by a decrease in Asia Pacific and EMEA due to lower economic activity. Energy end market sales declined in Asia Pacific due to delays in wind energy projects and the Americas as a result of the slower oil and gas market, partially offset by an increase of sales in EMEA. Transportation end market sales increased in EMEA due to improving hybrid/electric vehicle business, partially offset by declines in Asia Pacific and the Americas resulting from slowing customer demand.
On a regional basis, sales in the Americas increased primarily due to General Engineering and Aerospace & Defense. Growth in EMEA reflects execution on our strategic initiatives. Sales decreased in Asia Pacific due to lower economic activity in China.

In 2024, Metal Cutting operating income was $132.6 million, a $3.2 million decrease from 2023. The decrease in operating income was primarily due to lower sales and production volumes, higher wages and general inflation, and higher restructuring charges of approximately $3 million. These factors were partially offset by pricing and restructuring benefits of approximately $17 million. Metal Cutting operating margin in 2024 was 10.4 percent compared to 10.7 percent in the prior year.

INFRASTRUCTURE

(in thousands)	2024	2023
Sales	$766,118	$808,419
Operating income	39,857	59,757
Operating margin	5.2%	7.4%

(in percentages)	2024
Organic sales decline	(4)%
Foreign currency exchange effect	(1)
Sales decline	(5)%

	2024
(in percentages)	As Reported	Constant Currency
End market sales growth (decline):
Energy	(11)%	(12)%
General Engineering	(6)	(6)
Earthworks	(5)	(4)
Aerospace & Defense	28	26
Regional sales growth (decline):
Americas	(9)%	(9)%
EMEA	4	3
Asia Pacific	(3)	—
In 2024, Infrastructure sales of $766.1 million decreased by $42.3 million, or 5 percent, from 2023. This was driven by organic sales decline of 4 percent and an unfavorable foreign currency exchange effect of 1 percent. Energy end market sales decreased primarily due to U.S. oil and gas activities as land rig counts decreased year over year. Sales in the General Engineering end market decreased in the Americas as a result of declines in industrial activity year over year and ore inventory sales in the prior year that did not repeat, partially offset by growth in Asia Pacific and EMEA. Earthworks end market sales decreased due to construction in the Americas, lower snowplow blades in the Americas due to a milder winter and underground mining in Asia Pacific. Aerospace & Defense end market sales increased due to the execution of our growth initiatives and order timing.
On a regional basis, sales in the Americas decreased primarily due to lower U.S. oil and gas and industrial activity year over year. Sales increased in EMEA primarily as a result of defense related activity in EMEA. Sales were flat in Asia Pacific, excluding the unfavorable foreign currency effect, due to a decline in underground mining offset by increases in the General Engineering end market and construction.
In 2024, Infrastructure operating income was $39.9 million, a $19.9 million decrease from 2023. The decrease in operating income was primarily due to lower sales and production volumes, higher wages and general inflation, charges of approximately $4 million, consisting of repairs and impairments of fixed assets and inventory due to the tornado that affected the Company's Rogers, Arkansas facility during the fourth quarter, and higher restructuring charges of approximately $3 million. These factors were partially offset by restructuring benefits of approximately $5 million. Infrastructure operating margin in 2024 was 5.2 percent compared to 7.4 percent in the prior year.

CORPORATE

(in thousands)	2024	2023
Corporate expense	$(2,207)	$(3,103)
In 2024, Corporate expense decreased $0.9 million from 2023.

LIQUIDITY AND CAPITAL RESOURCES Cash flow from operations is the primary source of funding for working capital requirements, reinvesting in our business through capital expenditures and returning value to shareholders through dividends and share repurchases. During the year ended June 30, 2024, cash flow provided by operating activities was $277.1 million.
During fiscal 2022, we entered into the Sixth Amended and Restated Credit Agreement dated as of June 14, 2022 (the Credit Agreement). The Credit Agreement is a five-year, multi-currency, revolving credit facility, which we use to augment cash from operations and as an additional source of funds. The Credit Agreement provides for revolving credit loans of up to $700.0 million for working capital, capital expenditures and general corporate purposes. The Credit Agreement allows for borrowings in U.S. dollars, euros, pounds sterling and Japanese yen. Interest payable under the Credit Agreement is based upon the type of borrowing under the facility and may be (1) Euro Interbank Offered Rate (EURIBOR), Sterling Overnight Index Average (SONIA), Tokyo Interbank Offered Rate (TIBOR), and Secured Overnight Financing Rate (SOFR) for any borrowings in euros, pounds sterling, yen, and U.S. dollars respectively, plus an applicable margin, (2) the greater of the prime rate or the Federal Funds effective rate plus an applicable margin, or (3) fixed as negotiated by us. The Credit Agreement matures in June 2027.
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
As of June 30, 2024, we were in compliance with all covenants of the Credit Agreement and we had no borrowings outstanding and $700.0 million of availability. There were no of borrowings outstanding as of June 30, 2023.
Borrowings on other lines of credit and notes payable were $1.4 million and $0.7 million at June 30, 2024 and 2023, respectively. The lines of credit represented short-term borrowings under credit lines with commercial banks in the various countries in which we operate. The availability of the credit lines, translated into U.S. dollars at June 30, 2024 exchange rates, totaled $56.2 million.
For the year ended June 30, 2024, average daily borrowings outstanding under the Credit Agreement were approximately $26.1 million. The weighted average interest rate on borrowings under the Credit Agreement was 6.3 percent for the year ended June 30, 2024. Based upon our debt structure at June 30, 2024 and 2023, less than 1 percent of our debt was exposed to variable rates of interest.
We consider the majority of the $1.6 billion unremitted earnings of our non-U.S. subsidiaries to be permanently reinvested. With regard to these unremitted earnings, we have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements. Determination of the amount of unrecognized deferred tax liability related to indefinitely reinvested earnings is not practicable due to our legal entity structure and the complexity of U.S. and local tax laws. With regard to the small portion of unremitted earnings that are not indefinitely reinvested, we maintain a deferred tax liability for foreign withholding and U.S. state income taxes. The deferred tax liability associated with unremitted earnings of our non-U.S. subsidiaries not permanently reinvested is $6.9 million as of June 30, 2024.
At June 30, 2024, we had cash and cash equivalents of $128.0 million. Total Kennametal Shareholders’ equity was $1,249.9 million and total debt was $597.4 million. Our current senior credit ratings are considered investment grade. We believe that our current financial position, liquidity and credit ratings provide us access to the capital markets. We continue to closely monitor our liquidity position and the condition of the capital markets, as well as the counterparty risk of our credit providers.
Cash generated from operations is expected to meet our planned capital expenditures of approximately $110 million and expected dividend payments in fiscal 2025. There can be no assurance, however, that we will generate cash from operations in line with our expectations, or that these projections will remain constant throughout fiscal 2025. If cash generated from operations is not sufficient to support these activities, we may be required to use existing cash and cash equivalents, reduce capital expenditures or borrow under the Credit Agreement. We believe that our cash and cash equivalents, cash flow from operations and available borrowings are sufficient to meet both the short-term and long-term capital needs of the Company.

The following is a summary of our contractual obligations and other commercial commitments as of June 30, 2024:

Contractual Obligations (in thousands)		Total	2025	2026-2027	2028-2029	Thereafter
Long-term debt, including current maturities	(1)	$714,300	$22,275	$44,550	$330,675	$316,800
Other lines of credit and notes payable		1,377	1,377	—	—	—
Pension benefit payments		(2)	57,635	111,457	108,811	(2)
Postretirement benefit payments		(2)	1,034	1,826	1,548	(2)
Operating leases		55,574	14,409	18,695	7,751	14,719
Purchase obligations	(3)	21,244	21,244	—	—	—
Unrecognized tax benefits	(4)	1,484	165	881	438	—
Total			$118,139	$177,409	$449,223
(1)Long-term debt includes interest obligations of $114.3 million and excludes debt issuance costs of $3.0 million.
(2)Annual payments are expected to continue into the foreseeable future at the amounts noted in the table.
(3)Purchase obligations consist of purchase commitments for materials, supplies and machinery and equipment as part of the ordinary conduct of business. Purchase obligations with variable price provisions were determined assuming market prices as of June 30, 2024 remain constant.
(4)Unrecognized tax benefits are positions taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. These amounts include interest of $0.1 million and a penalty of $0.1 million accrued related to such positions as of June 30, 2024. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

Other Commercial Commitments (in thousands)	Total	2025	2026-2027	2028-2029	Thereafter
Standby letters of credit	$4,433	$3,353	$1,080	$—	$—
Guarantees	10,542	10,060	423	59	—
Total	$14,975	$13,413	$1,503	$59	$—
The standby letters of credit relate to insurance and other activities. The guarantees are non-debt guarantees with financial institutions, which are required primarily for security deposits, product performance guarantees and advances.
Share Repurchase Program In July 2021, the Board of Directors of the Company approved a share repurchase program authorizing the Company to purchase up to $200 million of the Company's common stock over a three-year period. During 2024, the Company repurchased 2.6 million shares of common stock for $65 million, completing the initial share repurchase program. In February 2024, the Board of Directors of the Company authorized an additional $200 million, three-year share repurchase program that is in place for fiscal 2025.
Dividends In fiscal 2024, the Board of Directors of the Company declared a dividend of $0.20 per share in each quarter for a total of $63 million in dividends returned to the shareholders.
Cash Flow Provided by Operating Activities
During 2024, cash flow provided by operating activities was $277.1 million, compared to $257.9 million in 2023. During 2024, cash flow provided by operating activities consisted of net income and non-cash items amounting to $278.2 million and changes in certain assets and liabilities netting to an outflow of $1.1 million. Contributing to the change in certain assets and liabilities were a decrease in accrued income taxes of $16.2 million, a decrease in accrued pension and postretirement benefits of $9.5 million, a decrease in accounts payable and accrued liabilities of $6.1 million and an increase in accounts receivable of $2.6 million, partially offset by a decrease in inventories of $36.8 million.
During 2023, cash flow provided by operating activities was $257.9 million consisting of net income and non-cash items amounting to $284.0 million and changes in certain assets and liabilities netting to an outflow of $26.1 million. Contributing to the change in certain assets and liabilities were a decrease in accounts payable and accrued liabilities of $32.5 million, an increase in accounts receivable of $11.5 million and a decrease in accrued pension and postretirement benefits of $10.1 million, partially offset by a decrease in inventories of $17.6 million.
Cash Flow Used for Investing Activities
Cash flow used for investing activities was $109.4 million for 2024, an increase of $20.2 million, compared to $89.2 million in 2023. During 2024, cash flow used for investing activities included capital expenditures, net of $102.1 million, which consisted primarily of equipment upgrades, the acquisition of a business for $4.0 million and an investment in a strategic partnership.
Cash flow used for investing activities was $89.2 million for 2023 and included capital expenditures, net of $89.4 million, which consisted primarily of equipment upgrades.

Cash Flow Used for Financing Activities
Cash flow used for financing activities was $141.7 million for 2024 compared to $143.1 million in 2023. During 2024, cash flow used for financing activities primarily included $65.6 million in common shares repurchased, primarily under the share repurchase program, $63.4 million of cash dividends paid to shareholders and $10.0 million of the effect of employee benefit and stock plans and dividend reinvestment.
Cash flow used for financing activities was $143.1 million for 2023 and included $64.5 million of cash dividends paid to shareholders, $49.3 million in common shares repurchased, primarily under the share repurchase program, $19.0 million from the repayment of borrowings under the Credit Agreement and $6.0 million of the effect of employee benefit and stock plans and dividend reinvestment.

FINANCIAL CONDITION At June 30, 2024, total assets were $2,503.8 million, a decrease of $43.5 million from $2,547.2 million at June 30, 2023. Total liabilities decreased $17.9 million from $1,233.1 million at June 30, 2023 to $1,215.2 million at June 30, 2024.
Working capital was $586.6 million at June 30, 2024, a decrease of $6.2 million from $592.8 million at June 30, 2023. The decrease in working capital was primarily driven by a decrease in inventories of $43.0 million, an increase in other current liabilities of $6.3 million and a decrease in accounts receivable of $4.5 million. Partially offsetting these items was an increase in cash and cash equivalents of $22.0 million, a decrease in accrued income taxes of $12.0 million and a decrease in accounts payable of $11.8 million. Currency exchange rate effects decreased working capital by a total of approximately $7.5 million, the effects of which are included in the aforementioned changes.
Property, plant and equipment, net decreased $31.0 million from $969.1 million at June 30, 2023 to $938.1 million at June 30, 2024, primarily due to depreciation of $123.1 million, disposals of $5.4 million, and an unfavorable currency exchange effect of approximately $5.5 million, partially offset by capital additions of $107.6 million.
At June 30, 2024, other assets were $563.1 million, an increase of $11.7 million from $551.4 million at June 30, 2023. The primary drivers for the increase were an increase in deferred income taxes of $13.8 million, an increase in operating right-of-use assets of $5.1 million and an investment in a strategic partnership. Partially offsetting these items was amortization of $11.6 million. Currency exchange rate effects decreased other assets by a total of approximately $4.1 million, the effects of which are included in the aforementioned changes.
Kennametal Shareholders’ equity was $1,249.9 million at June 30, 2024, a decrease of $25.6 million from $1,275.4 million in the prior year. The decrease was primarily due to the repurchase of capital stock of $65.6 million primarily under the share repurchase program, cash dividends paid to Kennametal Shareholders of $63.4 million and other comprehensive loss attributable to Kennametal of $20.2 million, partially offset by net income attributable to Kennametal of $109.3 million and capital stock issued under employee benefit and stock plans of $13.4 million,

EFFECTS OF INFLATION Rising costs, including the cost of certain raw materials, continue to affect our operations throughout the world. We experienced higher levels of inflation in 2024 and expect inflation will continue to be a challenge in fiscal 2025. We will strive to minimize the effects through cost containment, productivity improvements and price increases.

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
The Company records a contract asset when it has a right to payment from a customer that is conditioned on events that have occurred other than the passage of time. The Company also records a contract liability when customers prepay but the Company has not yet satisfied its performance obligation. The Company did not have any material remaining performance obligations, contract assets or liabilities as of June 30, 2024 and 2023.
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

Goodwill Goodwill represents the excess of cost over the fair value of the net assets of acquired companies. We evaluate the recoverability of goodwill of each of our reporting units by comparing the fair value of each reporting unit with its carrying value. Goodwill is tested at least annually for impairment. As of June 30, 2024, goodwill of $271.6 million was allocated to the Metal Cutting reporting unit and there is no goodwill allocated to the Infrastructure reporting unit. We perform our annual impairment test during the June quarter in connection with our annual planning process unless there are impairment indicators that warrant a test prior to that quarter. We can use a qualitative test, known as "Step 0," or a quantitative method to determine whether impairment has occurred.
Under the Step 0 test, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Qualitative factors may include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting unit and other entity and reporting unit specific events. If after assessing these qualitative factors, the Company determines it is “more-likely-than-not” that the fair value of the reporting unit is less than the carrying value, then performing the Step 1 quantitative test is necessary.
Step 1 of the quantitative test requires comparison of the fair value of the reporting unit to the respective carrying value. If the carrying value of the reporting unit is less than the fair value, no impairment exists. Otherwise, the Company would recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to the reporting unit.
The fair value of a reporting unit is determined using a combination of a discounted cash flow analysis and market multiples based upon historical and projected financial information. We apply our best judgment when assessing the reasonableness of the financial projections used to determine the fair value of the reporting unit. The discounted cash flow method is used to measure the fair value of our equity under the income approach. A terminal value utilizing a constant growth rate of cash flows is used to calculate a terminal value after the explicit projection period. The estimates and assumptions used in our calculations include revenue and gross margin growth rates, expected capital expenditures to determine projected cash flows, expected tax rates and an estimated discount rate to determine present value of expected cash flows. These estimates are based on historical experiences, our projections of future operating activity and our weighted average cost of capital (WACC). In order to determine the discount rate, the Company uses a market perspective WACC approach. The WACC is calculated incorporating weighted average returns on debt and equity from market participants. Therefore, changes in the market, which are beyond the control of the Company, may have an effect on future calculations of estimated fair value.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be an accurate prediction of the future. Certain events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately affect the estimated fair values of the Metal Cutting reporting unit may include such items as: (i) a decrease in expected future cash flows, specifically, a decrease in sales volume driven by a prolonged weakness in customer demand or other pressures adversely affecting our long-term sales trends and (ii) inability to achieve the sales from our strategic growth initiatives.
In 2024, we elected to implement Step 0 and were not required to conduct the quantitative analysis. In 2023 and 2022, we performed quantitative analyses using a combination of a discounted cash flow analysis and market multiples based upon historical and projected financial information. No impairment was recorded during 2024, 2023 and 2022.
Pension and Other Postretirement Benefits We sponsor pension and other postretirement benefit plans for certain employees and retirees. Accounting for the cost of these plans requires the estimation of the cost of the benefits to be provided well into the future and attributing that cost over either the expected work life of employees or over the average life of participants participating in these plans, depending on plan status and on participant population. This estimation requires our judgment about the discount rate used to determine these obligations, expected return on plan assets, rate of future compensation increases, withdrawal and mortality rates and participant retirement age. Differences between our estimates and actual results may significantly affect the cost of our obligations under these plans.
In the valuation of our pension and other postretirement benefit liabilities, management utilizes various assumptions. Our discount rates are derived by identifying a theoretical settlement portfolio of high quality corporate bonds sufficient to provide for a plan’s projected benefit payments. This rate can fluctuate based on changes in the corporate bond yields. At June 30, 2024, a hypothetical 25 basis point increase or decrease in our discount rates would be immaterial to our pre-tax income.
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
We expect to contribute approximately $10.0 million and $1.0 million to our pension and other postretirement benefit plans, respectively, in 2025. Expected pension contributions in 2025 are primarily for international plans.
Allowance for Doubtful Accounts We record allowances for estimated losses resulting from the inability of our customers to make required payments. We assess the creditworthiness of our customers based on multiple sources of information and analyze additional factors such as our historical bad debt experience, industry concentrations of credit risk, current economic trends, changes in customer payment terms and forward-looking information. This assessment requires significant judgment. If the financial condition of our customers was to deteriorate, additional allowances may be required, resulting in future operating losses that are not included in the allowance for doubtful accounts at June 30, 2024.
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
Income Taxes The Company’s provision for income taxes is calculated based on income and statutory tax rates in the various jurisdictions in which the Company operates and requires the use of management’s estimates and judgments. Management judgment is required in determining the Company’s worldwide provision for income taxes and recording the related assets and liabilities, including accruals for unrecognized tax benefits and assessing the need for valuation allowances on deferred tax assets. Realization of our deferred tax assets is primarily dependent on future taxable income, the timing and amount of which are uncertain. A valuation allowance is recognized if it is “more likely than not” that some or all of a deferred tax asset will not be realized. As of June 30, 2024, the deferred tax assets net of valuation allowances relate primarily to net operating loss and other carryforwards, pension benefits, accrued employee benefits and inventory. In the event that we were to determine that we would not be able to realize our deferred tax assets in the future, an increase in the valuation allowance would be required. In the event we were to determine that we are able to use our deferred tax assets for which a valuation allowance is recorded, a decrease in the valuation allowance would be required.
NEW ACCOUNTING STANDARDS
The Company did not adopt any new accounting standards during 2024 that have had or are expected to have a material impact on the Company's consolidated financial statements or disclosures.

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
Reconciliations of organic sales growth (decline) to sales growth (decline) are as follows:

Year ended June 30, 2024	Metal Cutting	Infrastructure	Total
Organic sales growth (decline)	1%	(4)%	(1)%
Foreign currency exchange effect(5)	—	(1)	(1)
Sales growth (decline)	1%	(5)%	(2)%
Reconciliations of constant currency end market sales (decline) growth to end market sales (decline) growth, are as follows:

Metal Cutting
Year ended June 30, 2024	Energy	General Engineering	Aerospace & Defense	Transportation
Constant currency end market sales (decline) growth	(4)%	—%	8%	1%
Foreign currency exchange effect(5)	1	—	—	—
End market sales (decline) growth(6)	(3)%	—%	8%	1%

Infrastructure
Year ended June 30, 2024	Energy	General Engineering	Aerospace & Defense	Earthworks
Constant currency end market sales (decline) growth	(12)%	(6)%	26%	(4)%
Foreign currency exchange effect(5)	1	—	2	(1)
End market sales (decline) growth(6)	(11)%	(6)%	28%	(5)%

Total
Year ended June 30, 2024	Energy	General Engineering	Aerospace & Defense	Transportation	Earthworks
Constant currency end market sales (decline) growth	(9)%	(1)%	13%	1%	(4)%
Foreign currency exchange effect(5)	—	(1)	—	—	(1)
End market sales (decline) growth(6)	(9)%	(2)%	13%	1%	(5)%

Reconciliations of constant currency regional sales growth (decline) to reported regional sales growth (decline), are as follows:

	Year Ended June 30, 2024
	Americas	EMEA	Asia Pacific
Metal Cutting
Constant currency regional sales growth (decline)	3%	2%	(4)%
Foreign currency exchange effect(5)	(1)	2	(3)
Regional sales growth (decline)(7)	2%	4%	(7)%

Infrastructure
Constant currency regional sales (decline) growth	(9)%	3%	—%
Foreign currency exchange effect(5)	—	1	(3)
Regional sales (decline) growth(7)	(9)%	4%	(3)%

Total
Constant currency regional sales (decline) growth	(3)%	2%	(3)%
Foreign currency exchange effect(5)	—	2	(2)
Regional sales (decline) growth(7)	(3)%	4%	(5)%
(5) Foreign currency exchange effect is calculated by dividing the difference between current period sales and current period sales at prior period foreign exchange rates by prior period sales.
(6) Aggregate sales for all end markets sum to the sales amount presented on Kennametal's consolidated financial statements.
(7) Aggregate sales for all regions sum to the sales amount presented on Kennametal's consolidated financial statements.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
MARKET RISK We are exposed to certain market risks arising from transactions that are entered into in the normal course of business. As part of our financial risk management program, we use certain derivative financial instruments to manage these risks. We do not enter into derivative transactions for speculative purposes and, therefore, hold no derivative instruments for trading purposes. We may use derivative financial instruments to provide predictability to the effects of changes in foreign exchange rates on our consolidated results. Our objective in managing foreign exchange exposures with derivative instruments is to reduce volatility in cash flow, allowing us to focus more of our attention on business operations. See Notes 2 and 6 of our consolidated financial statements set forth in Item 8 of this Annual Report.
We are exposed to counterparty credit risk for nonperformance of derivative contracts and, in the event of nonperformance, to market risk for changes in currency exchange rates, as well as settlement risk. We manage exposure to counterparty credit risk through credit standards, diversification of counterparties and procedures to monitor concentrations of credit risk. We do not anticipate nonperformance by any of the counterparties.
Included below is a sensitivity analysis that is based upon a hypothetical 10 percent weakening or strengthening in the U.S. dollar and its effects on the June 30, 2024 currency exchange rates. We compared our contractual derivative arrangements in effect at June 30, 2024 to the hypothetical foreign exchange in the sensitivity analysis to determine the effect on pre-tax income and accumulated other comprehensive loss. Our analysis takes into consideration the different types of derivative instruments and the applicability of hedge accounting.
Also included below is a sensitivity analysis that is based upon a hypothetical 10 percent change on the effective interest rates under our current borrowing arrangements as of June 30, 2024. We compared our borrowing arrangements in effect at June 30, 2024 to the hypothetical interest rates in the sensitivity analysis to determine the effect on interest expense, pre-tax income and accumulated other comprehensive loss.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES Certain currency forward contracts that hedge significant cross-border intercompany loans are considered as other derivatives and therefore do not qualify for hedge accounting. Range forward contracts (a transaction where both a put option is purchased and a call option is sold) are designated as cash flow hedges and hedge anticipated cash flows from cross-border intercompany sales of products and services. At June 30, 2024, a hypothetical 10 percent strengthening or weakening of the U.S. dollar would have changed accumulated other comprehensive loss, net of tax, by $0.6 million and pre-tax income by an immaterial amount.
DEBT, REVOLVING AND OTHER LINES OF CREDIT AND NOTES PAYABLE At June 30, 2024 and 2023, we had $597.4 million and $595.9 million, respectively, of outstanding debt, including revolving and other lines of credit and notes payable. The effective interest rate was 3.7 percent as of June 30, 2024 and 2023, respectively. Based upon our debt structure at June 30, 2024 and 2023, less than 1 percent of our debt was exposed to variable rates of interest. A hypothetical change of 10 percent in market interest rates from June 30, 2024 levels would be immaterial.
CURRENCY EXCHANGE RATE FLUCTUATIONS Currency exchange rate fluctuations decreased diluted earnings per share by $0.11 in 2024 and decreased diluted earnings per share by $0.19 in 2023. Currency exchange rate fluctuations may have a material effect on future earnings in the short term and long term.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management has conducted an assessment of the Company’s internal controls over financial reporting as of June 30, 2024 using the criteria in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of June 30, 2024, based on the criteria in Internal Control – Integrated Framework (2013) issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of June 30, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Kennametal Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kennametal Inc. and its subsidiaries (the “Company”) as of June 30, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended June 30, 2024, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Provision for Income Taxes
As described in Notes 2 and 13 to the consolidated financial statements, the Company recorded a provision for income taxes of $30.8 million for the year ended June 30, 2024. The Company’s provision for income taxes is calculated based on income and statutory tax rates in the various jurisdictions in which the Company operates and requires the use of management’s estimates and judgments. Management judgment is required in determining the Company’s worldwide provision for income taxes and recording the related assets and liabilities, including accruals for unrecognized tax benefits and assessing the need for valuation allowances on deferred tax assets.
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

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
August 12, 2024

We have served as the Company’s auditor since 2002.

CONSOLIDATED STATEMENTS OF INCOME

Year ended June 30 (in thousands, except per share data)	2024	2023	2022
Sales	$2,046,899	$2,078,184	$2,012,456
Cost of goods sold	1,419,806	1,431,745	1,364,479
Gross profit	627,093	646,439	647,977
Operating expense	433,161	437,292	419,093
Restructuring and other charges, net (Note 16)	12,152	4,106	(1,243)
Gain on divestiture	—	—	(1,001)
Amortization of intangibles	11,557	12,624	12,988
Operating income	170,223	192,417	218,140
Interest expense	26,472	28,496	25,914
Other (income) expense, net	(699)	4,300	(14,507)
Income before income taxes	144,450	159,621	206,733
Provision for income taxes (Note 13)	30,809	36,255	56,532
Net income	113,641	123,366	150,201
Less: Net income attributable to noncontrolling interests	4,318	4,907	5,578
Net income attributable to Kennametal	$109,323	$118,459	$144,623
PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL SHAREHOLDERS
Basic earnings per share	$1.38	$1.47	$1.74
Diluted earnings per share	$1.37	$1.46	$1.72
Basic weighted average shares outstanding	79,390	80,803	83,252
Diluted weighted average shares outstanding	79,965	81,402	83,944

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year ended June 30 (in thousands)	2024	2023	2022
Net income	113,641	$123,366	$150,201
Other comprehensive (loss) income, net of tax
Unrealized loss on derivatives designated and qualified as cash flow hedges	(26)	—	—
Reclassification of unrealized gain on expired derivatives designated and qualified as cash flow hedges	(725)	(770)	(770)
Unrecognized net pension and other postretirement benefit plans loss	(10,100)	(10,402)	(4,163)
Reclassification of net pension and other postretirement benefit plans loss	4,227	3,373	8,929
Foreign currency translation adjustments	(14,164)	6,815	(91,185)
Total other comprehensive loss, net of tax	(20,788)	(984)	(87,189)
Total comprehensive income	92,853	122,382	63,012
Less: comprehensive income attributable to noncontrolling interests	3,777	4,315	2,013
Comprehensive income attributable to Kennametal Shareholders	$89,076	$118,067	$60,999
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

As of June 30 (in thousands, except per share data)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$127,971	$106,021
Accounts receivable, less allowance for doubtful accounts of $7,831 and $8,759 respectively	302,810	307,313
Inventories (Note 7)	514,632	557,630
Other current assets	57,179	55,825
Total current assets	1,002,592	1,026,789
Property, plant and equipment:
Land and buildings	415,376	416,291
Machinery and equipment	1,992,001	1,951,535
Less accumulated depreciation	(1,469,314)	(1,398,758)
Property, plant and equipment, net	938,063	969,068
Other assets:
Goodwill (Note 8)	271,567	269,551
Other intangible assets, less accumulated amortization of $184,352 and $173,346, respectively (Note 8)	81,421	93,164
Operating lease right-of-use assets (Note 9)	48,142	43,036
Deferred income taxes (Note 13)	79,333	65,519
Long-term prepaid pension benefit (Note 14)	70,016	70,567
Other	12,624	9,540
Total other assets	563,103	551,377
Total assets	$2,503,758	$2,547,234
LIABILITIES
Current liabilities:
Revolving and other lines of credit and notes payable (Note 12)	$1,377	$689
Current operating lease liabilities (Note 9)	12,766	11,379
Accounts payable	191,541	203,341
Accrued income taxes	13,152	25,143
Accrued vacation pay	12,370	14,501
Accrued payroll	40,643	41,134
Other current liabilities (Note 10)	144,112	137,788
Total current liabilities	415,961	433,975
Long-term debt, less current maturities (Note 11)	595,980	595,172
Operating lease liabilities (Note 9)	35,631	32,178
Deferred income taxes (Note 13)	36,171	32,062
Accrued postretirement benefits (Note 14)	6,334	6,800
Accrued pension benefits (Note 14)	103,581	108,736
Accrued income taxes	1,484	1,446
Other liabilities	20,017	22,697
Total liabilities	1,215,159	1,233,066
Commitments and contingencies (Note 20)
EQUITY
Kennametal Shareholders’ Equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 77,889 and 79,835 shares issued, respectively	97,361	99,794
Additional paid-in capital	416,620	465,406
Retained earnings	1,170,482	1,124,590
Accumulated other comprehensive loss (Note 15)	(434,588)	(414,343)
Total Kennametal Shareholders’ Equity	1,249,875	1,275,447
Noncontrolling interests	38,724	38,721
Total equity	1,288,599	1,314,168
Total liabilities and equity	$2,503,758	$2,547,234
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended June 30 (in thousands)	2024	2023	2022
OPERATING ACTIVITIES
Net income	$113,641	$123,366	$150,201
Adjustments to reconcile to cash from operations:
Depreciation	123,130	121,401	118,690
Amortization	11,557	12,624	12,988
Stock-based compensation expense	24,340	24,657	20,985
Restructuring and other charges, net (Note 16)	12,152	4,106	(753)
Deferred income taxes	(8,017)	(9,219)	11,292
Gain on divestiture	—	—	(1,001)
Other	1,405	7,079	(2,243)
Changes in certain assets and liabilities:
Accounts receivable	(2,624)	(11,543)	(14,432)
Inventories	36,835	17,582	(127,409)
Accounts payable and accrued liabilities	(6,086)	(32,514)	31,997
Accrued income taxes	(16,219)	852	10,238
Accrued pension and postretirement benefits	(9,481)	(10,103)	(24,216)
Other	(3,525)	9,657	(4,893)
Net cash flow provided by operating activities	277,108	257,945	181,444
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(107,561)	(94,385)	(96,924)
Disposals of property, plant and equipment	5,425	5,029	924
Proceeds from divestiture	—	—	1,001
Business acquisitions	(4,010)	—	—
Other	(3,280)	126	60
Net cash flow used for investing activities	(109,426)	(89,230)	(94,939)
FINANCING ACTIVITIES
Net increase (decrease) in notes payable	714	(1,270)	(6,067)
Net (decrease) increase in revolving and other lines of credit	—	(19,000)	19,000
Purchase of capital stock	(65,574)	(49,290)	(85,542)
The effect of employee benefit and stock plans and dividend reinvestment	(9,982)	(6,042)	(6,909)
Cash dividends paid to Shareholders	(63,431)	(64,524)	(66,565)
Other	(3,474)	(2,982)	(4,652)
Net cash flow used for financing activities	(141,747)	(143,108)	(150,735)
Effect of exchange rate changes on cash and cash equivalents	(3,985)	(5,172)	(4,231)
CASH AND CASH EQUIVALENTS
Net increase (decrease) in cash and cash equivalents	21,950	20,435	(68,461)
Cash and cash equivalents, beginning of year	106,021	85,586	154,047
Cash and cash equivalents, end of year	$127,971	$106,021	$85,586
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	2024		2023		2022
Year ended June 30 (in thousands)	Shares	Amount	Shares	Amount	Shares	Amount
CAPITAL STOCK
Balance at beginning of year	79,835	$99,794	81,337	$101,671	83,614	$104,518
Dividend reinvestment	7	9	7	9	6	7
Capital stock issued under employee benefit and stock plans	649	810	494	618	444	554
Purchase of capital stock	(2,602)	(3,252)	(2,003)	(2,504)	(2,727)	(3,408)
Balance at end of year	77,889	97,361	79,835	99,794	81,337	101,671
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year		465,406		494,202		562,820
Dividend reinvestment		169		178		182
Capital stock issued under employee benefit and stock plans		13,367		17,812		13,334
Purchase of capital stock		(62,322)		(46,786)		(82,134)
Balance at end of year		416,620		465,406		494,202
RETAINED EARNINGS
Balance at beginning of year		1,124,590		1,070,655		992,597
Net income attributable to Kennametal		109,323		118,459		144,623
Cash dividends ($0.80 per share in 2024, 2023 and 2022, respectively)		(63,431)		(64,524)		(66,565)
Balance at end of year		1,170,482		1,124,590		1,070,655
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of year		(414,343)		(413,951)		(330,327)
Unrealized loss on derivatives designated and qualified as cash flow hedges		(26)		—		—
Reclassification of unrealized gain on expired derivatives designated and qualified as cash flow hedges		(725)		(770)		(770)
Unrecognized net pension and other postretirement benefit plans loss		(10,100)		(10,402)		(4,163)
Reclassification of net pension and other postretirement benefit plans loss		4,227		3,373		8,929
Foreign currency translation adjustments		(13,621)		7,407		(87,620)
Other comprehensive loss, net of tax		(20,245)		(392)		(83,624)
Balance at end of year		(434,588)		(414,343)		(413,951)
NONCONTROLLING INTERESTS
Balance at beginning of year		38,721		38,670		38,597
Net income		4,318		4,907		5,578
Other comprehensive loss, net of tax		(541)		(592)		(3,565)
Cash dividends		(3,774)		(4,264)		(1,940)
Balance at end of year		38,724		38,721		38,670
Total equity, June 30		$1,288,599		$1,314,168		$1,291,247
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF OPERATIONS
With more than 85 years of materials expertise, the Company is a global industrial technology leader, helping customers across the Aerospace & Defense, Earthworks, Energy, General Engineering and Transportation end markets manufacture with precision and efficiency. This expertise includes the development and application of tungsten carbides, ceramics, super-hard materials and solutions used in metal cutting and extreme wear applications to keep customers up and running longer against conditions such as corrosion and high temperatures.
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
CASH AND CASH EQUIVALENTS Cash investments having original maturities of three months or less are considered cash equivalents. Cash equivalents principally consist of investments in money market funds and bank deposits at June 30, 2024.
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
GOODWILL AND OTHER INTANGIBLE ASSETS Goodwill represents the excess of cost over the fair value of the net assets of acquired companies. Goodwill is tested at least annually for impairment. We perform our annual impairment test during the June quarter in connection with our annual planning process unless there are impairment indicators that warrant a test prior to that quarter. As of June 30, 2024, only the Metal Cutting reporting unit has goodwill recorded. We can use a qualitative test, known as "Step 0," or a quantitative method to determine whether impairment has occurred. In 2024, we elected to implement Step 0 and were not required to conduct the quantitative analysis. In 2023 and 2022, we performed quantitative analyses using a combination of a discounted cash flow analysis and market multiples based upon historical and projected financial information. We apply our best judgment when assessing the reasonableness of the assumptions used to determine the fair value of the reporting unit.
The majority of our intangible assets with definite lives are amortized on a straight-line basis, while certain customer-related intangible assets are amortized on an accelerated method. Identifiable assets with finite lives are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable.
PENSION AND OTHER POSTRETIREMENT BENEFITS We sponsor these types of benefit plans for certain employees and retirees. Accounting for the cost of these plans requires the estimation of the cost of the benefits to be provided well into the future and attributing that cost over either the expected work life of employees or over the average life of participants participating in these plans, depending on plan status and on participant population. This estimation requires our judgment about the discount rate used to determine these obligations, expected return on plan assets, rate of future compensation increases, withdrawal and mortality rates and participant retirement age. Differences between our estimates and actual results may significantly affect the cost of our obligations under these plans.
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
The following tables provide the computation of diluted shares outstanding:

(in thousands)	2024	2023	2022
Weighted-average shares outstanding during period	79,390	80,803	83,252
Add: Unexercised stock options and unvested restricted stock units	575	599	692
Number of shares on which diluted earnings per share is calculated	79,965	81,402	83,944
Unexercised stock options with an exercise price greater than the average market price and restricted stock units not included in the computation because they were anti-dilutive	396	642	260

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
The Company records a contract asset when it has a right to payment from a customer that is conditioned on events that have occurred other than the passage of time. The Company also records a contract liability when customers prepay but the Company has not yet satisfied its performance obligation. The Company did not have any material remaining performance obligations, contract assets or liabilities as of June 30, 2024 and 2023.
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

Capital stock options are granted to eligible employees at fair market value at the date of grant. Capital stock options are exercisable under specified conditions for up to 10 years from the date of grant. The Kennametal Inc. Stock and Incentive Plan of 2010, as Amended and Restated on October 22, 2013, and further amended on January 27, 2015 (A/R 2010 Plan), by the Kennametal Inc. 2016 Stock and Incentive Plan, and on October 27, 2020 by the Kennametal Inc. 2020 Stock and Incentive Plan (2020 Plan) authorize the issuance of up to 9,500,000 shares of the Company’s capital stock plus any shares remaining unissued under the Kennametal Inc. Stock and Incentive Plan of 2002, as amended (2002 Plan). Under the provisions of the A/R 2010 Plan and 2020 Plan, participants may deliver stock, owned by the holder for at least six months, in payment of the option price and receive credit for the fair market value of the shares on the date of delivery. The fair market value of shares delivered during 2024, 2023 and 2022 was immaterial. In addition to stock option grants, the A/R 2010 Plan and the 2020 Plan permit the award of stock appreciation rights, performance share awards, performance unit awards, restricted stock awards, restricted unit awards and share awards to directors, officers and key employees.
RESEARCH AND DEVELOPMENT COSTS Research and development costs of $44.2 million, $43.1 million and $42.1 million in 2024, 2023 and 2022, respectively, were expensed as incurred. These costs are included in operating expense in the consolidated statements of income.
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
CASH FLOW HEDGES Range forward contracts (a transaction where both a put option is purchased and a call option is sold) are designated as cash flow hedges and hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts are recorded in accumulated other comprehensive loss, and are recognized as a component of cost of goods sold when the underlying sale of products or services is recognized into earnings.
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
Losses of $4.1 million, $3.9 million and $2.5 million from currency transactions were included in other (income) expense, net in 2024, 2023 and 2022, respectively.

NOTE 3 — SUPPLEMENTAL CASH FLOW DISCLOSURES

Year ended June 30 (in thousands)	2024	2023	2022
Cash paid during the period for:
Interest	$26,382	$28,192	$25,277
Income taxes	48,518	43,730	36,105
Supplemental disclosure of non-cash information:
Changes in accounts payable related to purchases of property, plant and equipment	(4,497)	(2,248)	9,800

NOTE 4 —SUPPLIER FINANCE PROGRAM
We have a supplier finance program managed through two global financial institutions under which we agree to pay the financial institutions the stated amount of confirmed invoices from our participating suppliers on the invoice due date. We, or the global financial institutions, may terminate our agreements at any time upon 30 days written notice. We do not provide any forms of guarantees under these agreements. Supplier participation in the program is solely up to the supplier. We have no economic interest in a supplier’s decision to participate in the program, and their participation has no bearing on our payment terms or amounts due. The payment terms that we have with our suppliers under this program are considered commercially reasonable. As of June 30, 2024 and June 30, 2023, the obligations outstanding that the Company has confirmed as valid to the financial institutions under the program were $26.1 million and $20.7 million, respectively, and were recorded within trade accounts payable.

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
Level 3: Inputs that are unobservable.

As of June 30, 2024, the fair values of the Company’s financial assets and financial liabilities measured at fair value on a recurring basis are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$91	$—	$91
Total assets at fair value	$—	$91	$—	$91

Liabilities:
Derivatives (1)	$—	$89	$—	$89
Total liabilities at fair value	$—	$89	$—	$89
As of June 30, 2023, the fair value of the Company’s financial assets and financial liabilities measured at fair value on a recurring basis are categorized as follows:

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
The fair value of derivatives designated and not designated as hedging instruments in the consolidated balance sheets are as follows:

(in thousands)	2024	2023
Derivatives designated as hedging instruments
Other current assets - range forward contracts	$43	$—
Total derivatives designated as hedging instruments	43	—
Derivatives not designated as hedging instruments
Other current assets - currency forward contracts	$48	$68
Other current liabilities - currency forward contracts	(89)	(100)
Total derivatives not designated as hedging instruments	(41)	(32)
Total derivatives	$2	$(32)

Certain currency forward contracts that hedge significant cross-border intercompany loans are considered as other derivatives and therefore do not qualify for hedge accounting. These contracts are recorded at fair value in the consolidated balance sheets, with the offset to other (income) expense, net. Losses (gains) related to derivatives not designated as hedging instruments have been recognized as follows:

(in thousands)	2024	2023	2022
Other (income) expense, net - currency forward contracts	$69	$(435)	$377
CASH FLOW HEDGES
Range forward contracts (a transaction where both a put option is purchased and a call option is sold) are designated as cash flow hedges and hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts are recorded in accumulated other comprehensive loss and are recognized as a component of cost of goods sold when the underlying sale of products or services is recognized into earnings. The notional amount of the contracts translated into U.S. dollars at June 30, 2024 was $6.4 million. There were no such contracts outstanding as of June 30, 2023. The time value component of the fair value of range forward contracts is excluded from the assessment of hedge effectiveness.
The following represents losses, net of tax, related to cash flow hedges:

(in thousands)	2024	2023
Unrealized loss recognized in other comprehensive income	$(26)	$—
NET INVESTMENT HEDGES
As of June 30, 2024, we had certain foreign currency-denominated intercompany loans payable with a total aggregate principal amount of ¥279.7 million, designated as net investment hedges to hedge the foreign exchange exposure of our net investment in our China-based subsidiaries. As of June 30, 2023, we had no foreign currency-denominated intercompany loans payable designated as net investment hedges. A loss of $0.2 million and a gain of $0.7 million were recorded as a component of foreign currency translation adjustments in other comprehensive loss as of June 30, 2024 and June 30, 2023, respectively.
As of June 30, 2024, the foreign currency-denominated intercompany loans payable designated as net investment hedges consisted of:

Instrument	Notional (CNY in thousands)(2)	Notional (USD in thousands)(2)	Maturity
Foreign currency-denominated intercompany loan payable	¥111,541	$15,356	November 2024
Foreign currency-denominated intercompany loan payable	¥109,962	$15,138	February 2025
Foreign currency-denominated intercompany loan payable	¥58,213	$8,014	April 2025
(2) Includes principal and accrued interest.

NOTE 7 — INVENTORIES
Inventories consisted of the following at June 30:

(in thousands)	2024	2023
Finished goods	$310,965	$328,094
Work in process and powder blends	216,203	233,346
Raw materials	77,050	81,552
Inventories at current cost	604,218	642,992
Less: LIFO valuation	(89,586)	(85,362)
Total inventories	$514,632	$557,630
We used the LIFO method of valuing inventories for approximately 33 percent of total inventories at June 30, 2024 and 2023.

NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS
As of June 30, 2024, $271.6 million of goodwill was allocated to the Metal Cutting reporting unit. We completed annual tests of goodwill impairment and recorded no impairments during 2024, 2023 or 2022 for our Metal Cutting reporting unit. We can use a qualitative test, known as "Step 0," or a quantitative method to determine whether impairment has occurred. In 2024, we elected to implement Step 0 and were not required to conduct the quantitative analysis. In 2023 and 2022, we performed quantitative analyses using a combination of a discounted cash flow analysis and market multiples based upon historical and projected financial information.
In 2024, the Company completed a business combination for total consideration of approximately $6.5 million. Goodwill of approximately $3.8 million was recorded in the Metal Cutting segment as a result of the acquisition.
A summary of the carrying amount of goodwill attributable to each segment, as well as the changes in such, is as follows:

(in thousands)	Metal Cutting	Infrastructure	Total
Gross goodwill	$441,891	$633,211	$1,075,102
Accumulated impairment losses	(177,661)	(633,211)	(810,872)
Balance as of June 30, 2022	$264,230	$—	$264,230

Activity for the year ended June 30, 2023:
Change in gross goodwill due to translation	5,321	—	5,321

Gross goodwill	447,212	633,211	1,080,423
Accumulated impairment losses	(177,661)	(633,211)	(810,872)
Balance as of June 30, 2023	$269,551	$—	$269,551

Activity for the year ended June 30, 2024:
Acquisition	3,800	—	3,800
Change in gross goodwill due to translation	(1,784)	—	(1,784)

Gross goodwill	449,228	633,211	1,082,439
Accumulated impairment losses	(177,661)	(633,211)	(810,872)
Balance as of June 30, 2024	$271,567	$—	$271,567
During 2024, the Company determined that certain trademarks were no longer considered indefinite-lived and commenced amortization. The components of our other intangible assets were as follows:

	Estimated Useful Life (in years)	June 30, 2024		June 30, 2023
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Technology-based and other	4 to 20	$31,715	$(24,476)	$31,872	$(23,838)
Customer-related	10 to 21	179,529	(120,091)	179,889	(112,890)
Unpatented technology	10 to 30	31,485	(27,130)	31,487	(25,177)
Trademarks	5 to 20	23,044	(12,655)	12,426	(11,441)
Trademarks	Indefinite	—	—	10,836	—
Total		$265,773	$(184,352)	$266,510	$(173,346)
Amortization expense for intangible assets was $11.6 million, $12.6 million and $13.0 million for 2024, 2023 and 2022, respectively. Estimated amortization expense for 2025 through 2029 is $10.6 million, $10.3 million, $8.8 million, $7.8 million, and $7.7 million, respectively.

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
We account for non-lease components separately from lease components. These costs often relate to the payments for a proportionate share of real estate taxes, insurance, common area maintenance and other operating costs in addition to base rent. We also do not recognize ROU assets and liabilities for leases with an initial term of 12 months or less. Lease costs associated with leases of less than 12 months were $5.9 million, $7.0 million and $3.7 million for the years ended June 30, 2024, 2023 and 2022, respectively.
As a lessee, we have various operating lease agreements primarily related to real estate, vehicles and office and plant equipment. Our real estate leases, which are comprised primarily of manufacturing, warehousing, office and administration facilities, represent a majority of our lease liability. Our lease payments are largely fixed. Any variable lease payments, including utilities, common area maintenance and repairs and maintenance, are expensed during the period incurred. Variable lease costs were immaterial for the years ended June 30, 2024, 2023 and 2022. A majority of our real estate leases include options to extend the lease and options to early terminate the lease. Leases with an early termination option generally involve a termination payment. We review all options to extend, terminate, or purchase the ROU assets at the inception of the lease and account for these options when they are reasonably certain of being exercised. Our lease agreements generally do not contain any material residual value guarantees or materially restrictive covenants. We do not have any material leases that have been signed but not commenced, and we did not have any material lease transactions with related parties.
Operating lease expense is recognized on a straight-line basis over the lease term and is included in operating expense on our consolidated statements of income. Operating lease cost was $22.3 million, $22.0 million and $21.3 million in 2024, 2023 and 2022, respectively.
The following table sets forth supplemental balance sheet information related to our operating leases:

Year Ended June 30	2024	2023	2022
Weighted average remaining lease term	8.6 years	8.0 years	8.1 years
Weighted average discount rate	4.3%	3.8%	3.2%
The following table sets forth supplemental cash flow information related to our operating leases:

Year Ended June 30 (in thousands)	2024	2023	2022
Operating cash outflows from operating leases	$16,360	$15,040	$17,592
ROU assets obtained in exchange for new operating lease liabilities	$17,640	$8,066	$15,430
The following table sets forth the maturities of our operating lease liabilities and reconciles the respective undiscounted payments to the operating lease liabilities in the consolidated balance sheet as of June 30, 2024:

Year Ended June 30	(in thousands)
2025	$14,409
2026	11,065
2027	7,630
2028	4,906
2029	2,845
Thereafter	14,719
Total undiscounted operating lease payments	$55,574
Less: discount to net present value	7,177
Total operating lease liabilities	$48,397

NOTE 10 — OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following at June 30:

(in thousands)	2024	2023
Accrued employee benefits	$34,542	$36,980
Payroll, state and local taxes	10,752	11,606
Accrued professional and legal fees	12,698	10,730
Accrued environmental	1,559	1,658
Accrued restructuring (Note 16)	8,415	9,379
Accrued interest	3,330	3,425
Other	72,816	64,010
Total other current liabilities	$144,112	$137,788

NOTE 11 — LONG-TERM DEBT
Long-term debt consisted of the following at June 30:

(in thousands)	2024	2023
2.800% Senior Unsecured Notes due fiscal 2031, net of discount of $0.1 million for 2024 and $0.1 million for 2023	$299,878	$299,860
4.625% Senior Unsecured Notes due fiscal 2028, net of discount of $0.9 million for 2024 and $1.1 million for 2023	299,139	298,920
Total term debt	599,017	598,780
Less unamortized debt issuance costs	(3,037)	(3,608)
Total long-term debt	$595,980	$595,172
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
Fixed rate debt had a fair market value of $545.9 million and $527.4 million at June 30, 2024 and 2023, respectively. The Level 2 fair value is determined based on the quoted market prices for similar debt instruments as of June 30, 2024 and 2023, respectively.

NOTE 12 — REVOLVING AND OTHER LINES OF CREDIT AND NOTES PAYABLE
During fiscal 2022, we entered into the Sixth Amended and Restated Credit Agreement dated as of June 14, 2022 (the Credit Agreement). The Credit Agreement is a five-year, multi-currency, revolving credit facility, which we use to augment cash from operations and as an additional source of funds. The Credit Agreement provides for revolving credit loans of up to $700.0 million for working capital, capital expenditures and general corporate purposes. The Credit Agreement allows for borrowings in U.S. dollars, euros, pounds sterling and Japanese yen. Interest payable under the Credit Agreement is based upon the type of borrowing under the facility and may be (1) Euro Interbank Offered Rate (EURIBOR), Sterling Overnight Index Average (SONIA), Tokyo Interbank Offered Rate (TIBOR), and Secured Overnight Financing Rate (SOFR) for any borrowings in euros, pounds sterling, yen, and U.S. dollars, respectively, plus an applicable margin, (2) the greater of the prime rate or the Federal Funds effective rate plus an applicable margin, or (3) fixed as negotiated by us. The Credit Agreement matures in June 2027.
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
As of June 30, 2024, we were in compliance with all covenants of the Credit Agreement and we had no borrowings outstanding and $700.0 million of availability. There were no borrowings outstanding as of June 30, 2023. The weighted average interest rate on borrowings under the Credit Agreement was 6.3 percent for the year ended June 30, 2024.

Borrowings on other lines of credit and notes payable were $1.4 million and $0.7 million at June 30, 2024 and 2023, respectively. The lines of credit represented short-term borrowings under credit lines with commercial banks in the various countries in which we operate. The availability of these credit lines, translated into U.S. dollars at June 30, 2024 exchange rates, totaled $56.2 million.

NOTE 13 — INCOME TAXES
Income (loss) before income taxes consisted of the following for the years ended June 30:

(in thousands)	2024	2023	2022
Income (loss) before income taxes:
United States	$(13,544)	$(14,702)	$10,109
International	157,994	174,323	196,624
Total income before income taxes	$144,450	$159,621	$206,733
Current income tax expense (benefit):
Federal	$(4,003)	$2,007	$1,115
State	1,045	546	106
International	41,784	42,921	44,019
Total current income tax expense	38,826	45,474	45,240
Deferred income tax expense (benefit):
Federal	$(3,389)	$(3,394)	$10,841
State	(2,880)	683	(676)
International	(1,748)	(6,508)	1,127
Total deferred income tax expense (benefit):	(8,017)	(9,219)	11,292
Provision for income taxes	$30,809	$36,255	$56,532
Effective tax rate	21.3%	22.7%	27.3%
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
The transitional provisions of Swiss tax reform allow companies to utilize a combination of lower tax rates and tax basis adjustments to fair value, which are used for tax depreciation and amortization purposes resulting in deductions over the transitional period. To reflect the federal and cantonal transitional provisions, as they apply to us, we recorded a deferred tax asset of $14.5 million during the December quarter of fiscal 2020. We considered the deferred tax asset from Swiss tax reform to be an estimate based on our current interpretation of the legislation, which was subject to change based on further legislative guidance, review with the Swiss federal and cantonal authorities, and modifications to the underlying valuation. During the December quarter of our fiscal 2023, we adjusted the calculation of the transitional provisions of Swiss tax reform after a review and receipt of a ruling from the Swiss federal and cantonal authorities and recorded a $2.2 million tax benefit to adjust the deferred tax asset and income tax liabilities related to fiscal years 2021 and 2022.

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes was as follows for the years ended June 30:

(in thousands)	2024	2023	2022
Income taxes at U.S. statutory rate	$30,335	$33,520	$43,414
State income taxes, net of federal tax benefit	(1,412)	971	(450)
U.S. income taxes provided on international income	4,272	4,583	12,815
Combined tax effects of international income	10,163	5,761	2,747
Change in valuation allowance and other uncertain tax positions	(3,398)	(4,060)	(614)
U.S. research and development credit	(4,026)	(3,325)	(2,814)
Change in permanent reinvestment assertion	—	—	775
Combined effects of Swiss tax reform	(7,801)	(2,225)	—
Non-deductible executive compensation	2,389	667	1,395
Other	287	363	(736)
Provision for income taxes	$30,809	$36,255	$56,532
During 2024, we recorded a tax benefit of $7.8 million to record the effects of a tax rate increase enacted by the cantonal and municipal tax authorities where we operate in Switzerland. The impact of this item is included in the tax reconciliation table under the caption "Combined effects of Swiss tax reform."
During 2024, we recorded a tax benefit of $6.2 million to reduce an accrual for an unrecognized tax benefit due to the lapse of the statute of limitation. The impact of this item is included in the tax reconciliation table under the caption "Change in valuation allowance and other uncertain tax positions."
During 2024, we recorded a tax charge of $3.1 million to settle income tax litigation in Italy. The impact of this item is included in the tax reconciliation table under the caption "Change in valuation allowance and other uncertain tax positions."
During 2023, we released a $2.9 million valuation allowance that was previously recorded against our net deferred tax assets in Brazil. The impact of this item is included in the tax reconciliation table under the caption “Change in valuation allowance and other uncertain tax positions.”
During 2023, we recorded a tax benefit of $2.2 million to reflect the adjustment of our calculation of the transitional provisions of Swiss tax reform. The impact of this item is included in the tax reconciliation table under the caption "Combined effects of Swiss tax reform."

The components of net deferred tax assets and liabilities were as follows at June 30:

(in thousands)	2024	2023
Deferred tax assets:
Net operating loss (NOL) carryforwards	$20,340	$24,111
Inventory valuation and reserves	9,322	9,677
Accrued employee benefits	13,627	14,758
Operating lease liabilities	12,097	11,229
Other accrued liabilities	13,810	13,963
Capitalized research and development costs	35,637	25,187
Tax credits and other carryforwards	18,231	22,601
Intangible assets	11,095	5,209
Total	134,159	126,735
Valuation allowance	5,911	8,281
Total deferred tax assets	$128,248	$118,454
Deferred tax liabilities:
Tax depreciation in excess of book	$58,723	$62,763
Operating lease right-of-use assets	12,038	11,084
Unremitted earnings not permanently reinvested	6,931	4,831
Pension benefits	2,633	1,808
Other	4,761	4,511
Total deferred tax liabilities	$85,086	$84,997
Total net deferred tax assets (liabilities)	$43,162	$33,457
Included in deferred tax assets at June 30, 2024 is $18.2 million associated with tax credits and other carryforward items in the U.S. and Europe. Of that amount, $17.4 million expires through 2044, and $0.8 million does not expire.
Included in deferred tax assets at June 30, 2024 is $20.3 million associated with NOL carryforwards in U.S. state and foreign jurisdictions. Of that amount, $2.9 million expires through 2029, $0.8 million expires through 2034, $0.9 million expires through 2039, $3.4 million expires through 2044, and the remaining $12.3 million does not expire. The realization of these tax benefits is primarily dependent on future taxable income in these jurisdictions.
A valuation allowance of $5.9 million has been placed against deferred tax assets primarily in U.S. state, Hong Kong and Bolivia jurisdictions, all of which would be allocated to income tax expense upon realization of the deferred tax assets. As the respective operations generate sufficient income, the valuation allowances will be partially or fully reversed at such time we believe it will be more likely than not that the deferred tax assets will be realized. In 2024, the valuation allowance related to these deferred tax assets decreased by $2.4 million.
We consider the majority of the $1.6 billion unremitted earnings of our non-U.S. subsidiaries to be permanently reinvested. With regard to these unremitted earnings, we have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements. Determination of the amount of unrecognized deferred tax liability related to indefinitely reinvested earnings is not practicable due to our legal entity structure and the complexity of U.S. and local tax laws. With regard to the small portion of unremitted earnings that are not indefinitely reinvested, we maintain a deferred tax liability for foreign withholding and U.S. state income taxes. The deferred tax liability associated with unremitted earnings of our non-U.S. subsidiaries not permanently reinvested is $6.9 million as of June 30, 2024.
In 2012, we received an assessment from the Italian tax authority that denied certain tax deductions primarily related to our 2008 tax return. Attempts at negotiating a reasonable settlement with the tax authority were unsuccessful; and as a result, we decided to litigate the matter which was eventually settled during 2024. We continue to believe the assessment was baseless and that our 2008 tax return was compliant, in all material respects, with Italian income tax rules and regulations. Accordingly, no income tax liability had been recorded in connection with this assessment in any period. During fiscal 2023, the Italian government launched a tax amnesty program aimed at reducing the number of tax disputes pending before the Italian courts. Pursuant to program guidelines, payments made to successfully resolve a dispute had to be received by the Italian government no later than September 30, 2023. Due to the prolonged amount of time the case had been pending, and the inherent costs and risks of further litigating the matter, we decided to negotiate a settlement with the Italian tax authority that resulted in an income tax charge of $3.1 million during fiscal 2024. With this settlement, the matter is officially closed.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalty) is as follows as of June 30:

(in thousands)	2024	2023	2022
Balance at beginning of year	$6,935	$7,598	$8,656
(Decreases)/Increases for tax positions of prior years	—	(658)	105
Increase for tax positions related to the current year	79	—	—
Decreases related to lapse of statute of limitations	(5,686)	(99)	(779)
Foreign currency translation	(19)	94	(384)
Balance at end of year	$1,309	$6,935	$7,598
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate in 2024, 2023 and 2022 is $1.3 million, $6.9 million and $7.6 million, respectively. We believe that it is reasonably possible that the amount of unrecognized tax benefits will decrease by approximately $0.1 million within the next twelve months.
Our policy is to recognize interest and penalties related to income taxes as a component of the provision for income taxes in the consolidated statements of income. We recognized a decrease of $0.9 million and $0.3 million in 2024 and 2023, respectively, and an increase of $0.1 million in 2022. As of June 30, 2024 and 2023, the amount of interest accrued was $0.1 million and $1.0 million, respectively. As of June 30, 2024 and 2023, the amount of penalty accrued was $0.1 million.
With few exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2019. The Internal Revenue Service has audited, or the statute of limitations has expired, for all U.S. tax years prior to 2020. Various state and foreign jurisdiction tax authorities are in the process of examining our income tax returns for various tax years ranging from 2017 to 2023. We continuously review our uncertain tax positions and evaluate any potential issues that may lead to an increase or decrease in the total amount of unrecognized tax benefits recorded.

NOTE 14 — PENSION AND OTHER POSTRETIREMENT BENEFITS
Defined Benefit Pension Plans
We have defined benefit pension plans that cover certain employees in the U.S., Germany, the UK, Switzerland, Canada, India and Israel. Pension benefits under defined benefit pension plans are based on years of service and, for certain plans, on average compensation for specified years preceding retirement. We fund pension costs in accordance with the funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA), as amended, for U.S. plans and in accordance with local regulations or customs for non-U.S. plans. The accrued benefit for all participants in the Kennametal Inc. Retirement Income Plan was frozen as of December 31, 2016. The majority of our defined benefit pension plans are closed to future participation.
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
We use a June 30 measurement date for all of our plans. During fiscal 2021, as part of the plan to wind-up the fully frozen, overfunded Canadian defined benefit pension plans, the Company purchased an upfront annuity for retirees. The Company expects to complete the wind-up of the Canadian plans by fiscal 2025.
During 2023, the Company annuitized a portion of its UK defined benefit pension plans through the purchase of a full buy-in policy. The Company expects to progress to a buy-out and an eventual wind-up of this portion of the UK plans after completing customary procedures including obtaining relevant regulatory approvals, the timing of which is expected to occur over the next year.

The funded status of our pension plans and amounts recognized in the consolidated balance sheets as of June 30 were as follows:

(in thousands)	2024	2023
Change in benefit obligation:
Benefit obligation, beginning of year	$695,911	$741,009
Service cost	1,181	963
Interest cost	35,551	32,235
Participant contributions	434	486
Actuarial gains	(4,575)	(32,622)
Benefits and expenses paid	(54,130)	(52,625)
Currency translation adjustments	(2,031)	7,372
Plan amendments	(51)	(50)
Plan settlements	(668)	(1,260)
Plan curtailments	—	(3)
Other adjustments	5,432	406
Benefit obligation, end of year	$677,054	$695,911
Change in plans' assets:
Fair value of plans' assets, beginning of year	$650,180	$695,965
Actual return on plans' assets	26,205	(4,063)
Company contributions	10,104	7,842
Participant contributions	434	486
Plan settlements	(668)	(1,260)
Benefits and expenses paid	(54,130)	(52,625)
Currency translation adjustments	(372)	3,842
Other adjustments	4,335	(7)
Fair value of plans' assets, end of year	$636,088	$650,180
Funded status of plans	$(40,966)	$(45,731)
Amounts recognized in the balance sheets consist of:
Long-term prepaid benefit	$70,016	$70,567
Short-term accrued benefit obligation	(7,401)	(7,562)
Accrued pension benefits	(103,581)	(108,736)
Net amount recognized	$(40,966)	$(45,731)
The pre-tax amounts related to our defined benefit pension plans recognized in accumulated other comprehensive loss were as follows at June 30:

(in thousands)	2024	2023
Unrecognized net actuarial losses	$291,650	$284,054
Unrecognized net prior service costs	1,728	1,772
Unrecognized transition obligations	—	76
Total	$293,378	$285,902
To the best of our knowledge and belief, the asset portfolios of our defined benefit pension plans do not contain our capital stock. Apart from the partial annuitization of the Canadian and UK plans as previously mentioned, we do not issue insurance contracts to cover future annual benefits of defined benefit pension plan participants. The accumulated benefit obligation for all defined benefit pension plans was $674.2 million and $695.3 million as of June 30, 2024 and 2023, respectively.

Included in the above information are plans with accumulated benefit obligations exceeding the fair value of plan assets as of June 30 as follows:

(in thousands)	2024	2023
Projected benefit obligation	$118,111	$123,065
Accumulated benefit obligation	117,371	122,395
Fair value of plan assets	7,216	6,739
The components of net periodic pension income include the following as of June 30:

(in thousands)	2024	2023	2022
Service cost	$1,181	$963	$1,117
Interest cost	35,551	32,235	22,532
Expected return on plans' assets	(44,592)	(40,124)	(51,928)
Amortization of transition obligation	76	84	94
Amortization of prior service cost	(4)	5	13
Curtailment	—	(1)	(2)
Settlement	(4)	18	205
Recognition of actuarial losses	5,753	4,440	11,702
Other adjustments	14	431	277
Net periodic pension income	$(2,025)	(1,950)	(15,990)
As of June 30, 2024, the projected benefit payments, including future service accruals for these plans for 2025 through 2029, are $57.6 million, $55.6 million, $55.9 million, $54.7 million and $54.2 million, respectively, and $254.3 million in 2030 through 2034.
The amounts of accumulated other comprehensive loss expected to be recognized in net periodic pension cost during 2025 related to net actuarial losses are $8.4 million. The amount of accumulated other comprehensive income expected to be recognized in net periodic pension cost during 2025 related to transition obligations and prior service cost is immaterial.
We expect to contribute approximately $10.0 million to our pension plans in 2025, which is primarily for international plans.

Other Postretirement Benefit Plans
The funded status of our other postretirement benefit plans and the related amounts recognized in the consolidated balance sheets were as follows:

(in thousands)	2024	2023
Change in benefit obligation:
Benefit obligation, beginning of year	$7,891	$9,113
Interest cost	424	417
Actuarial losses	16	(442)
Benefits paid	(1,039)	(1,067)
Other	48	(130)
Benefit obligation, end of year	$7,340	$7,891
Funded status of plan	$(7,340)	$(7,891)
Amounts recognized in the balance sheets consist of:
Short-term accrued benefit obligation	$(1,006)	$(1,091)
Accrued postretirement benefits	(6,334)	(6,800)
Net amount recognized	$(7,340)	$(7,891)
The pre-tax amounts related to our other postretirement benefit plans which were recognized in accumulated other comprehensive loss were as follows at June 30:

(in thousands)	2024	2023
Unrecognized net actuarial losses	$1,897	$2,023
Unrecognized net prior service credits	(1,124)	(1,378)
Total	$773	$645
The components of net periodic other postretirement benefit cost include the following for the years ended June 30:

(in thousands)	2024	2023	2022
Interest cost	$424	$417	$288
Amortization of prior service credit	(254)	(271)	(276)
Recognition of actuarial loss	142	192	297
Net periodic other postretirement benefit cost	$312	$338	$309
As of June 30, 2024, the projected benefit payments, including future service accruals for our other postretirement benefit plans for 2025 through 2029, are $1.0 million, $1.0 million, $0.9 million, $0.8 million and $0.7 million, respectively, and $2.9 million in 2030 through 2034.
The amounts of accumulated other comprehensive loss expected to be recognized in net periodic other postretirement benefits cost during 2025 related to net actuarial losses and related to prior service credit are costs of $0.1 million and income of $0.3 million, respectively.
We expect to contribute $1.0 million to our other postretirement benefit plans in 2025.
The service cost component of net periodic pension income of $1.2 million, $1.0 million and $1.1 million for 2024, 2023 and 2022, respectively, was reported as a component of cost of goods sold and operating expense. The other components of net periodic pension income and net periodic other postretirement benefit cost totaling a net benefit of $2.9 million, $2.6 million and $16.8 million for 2024, 2023 and 2022, respectively, were presented as a component of other (income) expense, net.

Assumptions
The significant actuarial assumptions used to determine the present value of net benefit obligations for our defined benefit pension plans and other postretirement benefit plans were as follows:

	2024	2023	2022
Discount Rate:
U.S. plans	5.7-5.8%	5.6-6.3%	4.3-5.0%
International plans	1.3-7.2%	1.8-5.4%	2.0-5.0%
Rates of future salary increases:
U.S. plans (Executive Retirement Plan only)	4.0%	4.0%	4.0%
International plans	1.8-8.0%	1.8%	1.5%
The significant assumptions used to determine the net periodic income for our pension and other postretirement benefit plans were as follows:

	2024	2023	2022
Discount Rate:
U.S. plans	5.6-6.3%	4.3-5.0%	1.2-3.0%
International plans	1.8-7.3%	1.8-5.0%	0.3-3.2%
Rates of future salary increases:
U.S. plans (Executive Retirement Plan only)	4.0%	4.0%	4.0%
International plans	1.8-8.0%	1.5%	1.5%
Rate of return on plans assets:
U.S. plans	6.3%	5.2%	6.5%
International plans	1.8-7.3%	2.0-5.0%	0.3-5.0%
The rates of return on plan assets are based on historical performance, as well as future expected returns by asset class considering macroeconomic conditions, current portfolio mix, long-term investment strategy and other available relevant information.
The annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) for our postretirement benefit plans was no longer applicable in 2024. The assumptions were as follows for 2023 and 2022:

	2023	2022
Health care costs trend rate assumed for next year	7.0%	6.3%
Rate to which the cost trend rate gradually declines	5.0%	5.0%
Year that the rate reaches the rate at which it is assumed to remain	2031	2027
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
Our defined benefit pension plans’ asset allocations as of June 30, 2024 and 2023 and target allocations for 2025, by asset class, were as follows:

	2024	2023	Target %
Equity	13%	16%	13%
Fixed Income	83	80	82
Other	4	4	5
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
The following table presents the fair value of the benefit plans' assets by asset category as of June 30, 2024:

(in thousands)	Level 1	Level 2	Level 3	NAV(3)	Total
Common / collective trusts (3):
Blend funds	$—	$—	$—	$50,802	$50,802
Mutual funds	—	—	—	28,721	28,721
Corporate fixed income securities	—	329,284	—	—	329,284
Common stock	6,408	—	—	—	6,408
Government securities:
U.S. government securities	—	102,806	—	—	102,806
Foreign government securities	—	63,234	—	—	63,234
Other fixed income securities	—	30,756	—	—	30,756
Other	—	24,077	—	—	24,077
Total investments	$6,408	$550,157	$—	$79,523	$636,088

The following table presents the fair value of the benefit plans' assets by asset category as of June 30, 2023:

(in thousands)	Level 1	Level 2	Level 3	NAV(3)	Total
Common / collective trusts (3):
Blend funds	$—	$—	$—	$50,612	$50,612
Mutual funds	—	—	—	27,800	27,800
Corporate fixed income securities	—	356,263	—	—	356,263
Common stock	14,438	—	—	—	14,438
Government securities:
U.S. government securities	—	105,624	—	—	105,624
Foreign government securities	—	28,050	—	—	28,050
Other fixed income securities	—	55,404	—	—	55,404
Other	717	11,272	—	—	11,989
Total investments	$15,155	$556,613	$—	$78,412	$650,180
(3) Investments in common / collective trusts invest primarily in publicly traded securities and are valued using net asset value (NAV) of units of a bank collective trust. Therefore, these amounts have not been classified in the fair value hierarchy and are presented in the tables to reconcile the fair value hierarchy to the total fair value of plan assets.
Defined Contribution Plans
We sponsor several defined contribution retirement plans. Costs for defined contribution plans were $16.3 million, $15.8 million and $14.2 million in 2024, 2023 and 2022, respectively.
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

NOTE 15 — ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of and changes in accumulated other comprehensive loss (AOCL) were as follows, net of tax, for the year ended June 30, 2024 (in thousands):

Attributable to Kennametal:	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Balance, June 30, 2023	$(215,435)	$(202,641)	$3,733	$(414,343)
Other comprehensive loss before reclassifications	(10,100)	(13,623)	(26)	(23,749)
Amounts reclassified from AOCL	4,227	—	(725)	3,502
Net other comprehensive loss	(5,873)	(13,623)	(750)	(20,247)
AOCL, June 30, 2024	$(221,308)	$(216,264)	$2,983	$(434,589)

Attributable to noncontrolling interests:
Balance, June 30, 2023	$—	$(8,139)	$—	$(8,139)
Other comprehensive loss before reclassifications	—	(541)	—	(541)
Net other comprehensive loss	—	(541)	—	(541)
AOCL, June 30, 2024	$—	$(8,680)	$—	$(8,680)

The components of and changes in AOCL were as follows, net of tax, for the year ended June 30, 2023 (in thousands):

Attributable to Kennametal:	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Balance, June 30, 2022	$(208,406)	$(210,048)	$4,503	$(413,951)
Other comprehensive (loss) income before reclassifications	(10,402)	7,407	—	(2,995)
Amounts reclassified from AOCL	3,373	—	(770)	2,603
Net other comprehensive (loss) income	(7,029)	7,407	(770)	(392)
AOCL, June 30, 2023	$(215,435)	$(202,641)	$3,733	$(414,343)

Attributable to noncontrolling interests:
Balance, June 30, 2022	$—	$(7,547)	$—	$(7,547)
Other comprehensive loss before reclassifications	—	(592)	—	(592)
Net other comprehensive loss	—	(592)	—	(592)
AOCL, June 30, 2023	$—	$(8,139)	$—	$(8,139)
The components of and changes in AOCL were as follows, net of tax, for the year ended June 30, 2022 (in thousands):

Attributable to Kennametal:	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Balance, June 30, 2021	$(213,172)	$(122,428)	$5,273	$(330,327)
Other comprehensive loss before reclassifications	(4,163)	(87,620)	—	(91,783)
Amounts reclassified from AOCL	8,929	—	(770)	8,159
Net other comprehensive income (loss)	4,766	(87,620)	(770)	(83,624)
AOCL, June 30, 2022	$(208,406)	$(210,048)	$4,503	$(413,951)

Attributable to noncontrolling interests:
Balance, June 30, 2021	$—	$(3,982)	$—	$(3,982)
Other comprehensive loss before reclassifications	—	(3,565)	—	(3,565)
Net other comprehensive loss	—	(3,565)	—	(3,565)
AOCL, June 30, 2022	$—	$(7,547)	$—	$(7,547)

Reclassifications out of AOCL for the years ended June 30, 2024, 2023 and 2022 consisted of the following:

	Year Ended June 30,
Details about AOCL components (in thousands)	2024	2023	2022	Affected line item in the Income Statement
(Gains) and losses on cash flow hedges:
Forward starting interest rate swaps	$(1,020)	$(1,020)	$(1,020)	Interest expense
Currency exchange contracts	60	—	—	Cost of goods sold
Total before tax	(960)	(1,020)	(1,020)
Tax impact	235	250	250	Provision for income taxes
Net of tax	$(725)	$(770)	$(770)

Pension and other postretirement benefits:
Amortization of transition obligations	$76	$84	$94	Other expense (income), net
Amortization of prior service credit	(258)	(266)	(263)	Other expense (income), net
Recognition of actuarial losses	5,895	4,632	11,999	Other expense (income), net
Total before tax	5,713	4,450	11,830
Tax impact	(1,486)	(1,077)	(2,901)	Provision for income taxes
Net of tax	$4,227	$3,373	$8,929

The amount of income tax allocated to each component of other comprehensive loss for the year ended June 30, 2024:

(in thousands)	Pre-tax	Tax impact	Net of tax
Unrealized loss on derivatives designated and qualified as cash flow hedges	$(34)	$8	$(26)
Reclassification of unrealized gain on expired derivatives designated and qualified as cash flow hedges	(960)	235	(725)
Unrecognized net pension and other postretirement benefit plans loss	(13,328)	3,228	(10,100)
Reclassification of net pension and other postretirement benefit plans loss	5,713	(1,486)	4,227
Foreign currency translation adjustments	(14,215)	51	(14,164)
Other comprehensive loss	$(22,824)	$2,036	$(20,788)
The amount of income tax allocated to each component of other comprehensive loss for the year ended June 30, 2023:

(in thousands)	Pre-tax	Tax impact	Net of tax
Reclassification of unrealized gain on expired derivatives designated and qualified as cash flow hedges	$(1,020)	$250	$(770)
Unrecognized net pension and other postretirement benefit plans loss	(13,972)	3,570	(10,402)
Reclassification of net pension and other postretirement benefit plans loss	4,450	(1,077)	3,373
Foreign currency translation adjustments	6,959	(144)	6,815
Other comprehensive loss	$(3,583)	$2,599	$(984)
The amount of income tax allocated to each component of other comprehensive income for the year ended June 30, 2022:

(in thousands)	Pre-tax	Tax impact	Net of tax
Reclassification of unrealized gain on expired derivatives designated and qualified as cash flow hedges	$(1,020)	$250	$(770)
Unrecognized net pension and other postretirement benefit plans loss	(3,894)	(269)	(4,163)
Reclassification of net pension and other postretirement benefit plans loss	11,830	(2,901)	8,929
Foreign currency translation adjustments	(91,012)	(173)	(91,185)
Other comprehensive loss	$(84,096)	$(3,093)	$(87,189)

NOTE 16 — RESTRUCTURING AND OTHER CHARGES, NET
In the June quarter of fiscal 2023, we announced an initiative to streamline our cost structure while continuing to invest in our high-return commercial and operational excellence initiatives. Total restructuring and related charges for this program of $20.1 million, compared to a target of approximately $25 million, were recorded through June 30, 2024, consisting of $14.8 million in Metal Cutting and $5.3 million in Infrastructure. The majority of the remaining charges are expected to be recognized in fiscal 2025.
Annual Restructuring Charges
During 2024, we recorded restructuring and related charges of $12.4 million, which consisted of $8.5 million in Metal Cutting and $3.9 million in Infrastructure. These amounts are inclusive of a reversal of restructuring and related charges of $1.1 million related to prior actions, including $0.4 million in operating expense. Also included in restructuring and other charges, net during 2024 is a net benefit of $0.6 million primarily due to the sale of properties.
During 2023, we recorded restructuring and related charges of $6.6 million, which consisted of $5.3 million in Metal Cutting and $1.3 million in Infrastructure. These amounts are inclusive of a reversal of restructuring and related charges of $0.8 million related to prior actions. Also included in restructuring and other charges, net during 2023 is a net benefit of $2.5 million primarily due to the sale of properties.
During 2022, we recorded restructuring and related charges of $4.2 million which consisted of $3.6 million in Metal Cutting and $0.6 million in Infrastructure. Of this amount, a net benefit from the reversal of restructuring charges totaled $1.2 million and restructuring-related charges of $5.5 million were included in cost of goods sold.
As of June 30, 2024, $8.4 million of the restructuring accrual is recorded in other current liabilities and $2.4 million is recorded in other liabilities in our consolidated balance sheet. As of June 30, 2023, $9.4 million of the restructuring accrual is recorded in other current liabilities and $0.5 million is recorded in other liabilities in our consolidated balance sheet. The amounts are as follows:

(in thousands)	June 30, 2023	Expense	Asset Write-Down	Translation	Cash Expenditures	June 30, 2024
Severance	$9,885	$12,372	$—	$257	$(11,715)	$10,799
Total	9,885	12,372	—	257	(11,715)	10,799

(in thousands)	June 30, 2022	Expense	Asset Write-Down	Translation	Cash Expenditures	June 30, 2023
Severance	$7,919	$6,605	$—	$29	$(4,668)	$9,885
Total	7,919	6,605	—	29	(4,668)	9,885

NOTE 17 — FINANCIAL INSTRUMENTS
The methods used to estimate the fair value of our financial instruments are as follows:
Cash and Cash Equivalents, Revolving and Other Lines of Credit and Notes Payable The carrying amounts approximate their fair value because of the short maturity of the instruments.
Long-Term Debt, Including Current Maturities Fixed rate debt had a fair market value of $545.9 million and $527.4 million at June 30, 2024 and 2023, respectively. The Level 2 fair value is determined based on the quoted market prices for similar debt instruments as of June 30, 2024 and 2023, respectively.
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
We are exposed to counterparty credit risk for nonperformance of derivatives and, in the unlikely event of nonperformance, to market risk for changes in interest and currency exchange rates, as well as settlement risk. We manage exposure to counterparty credit risk through credit standards, diversification of counterparties and procedures to monitor concentrations of credit risk. We do not anticipate nonperformance by any of the counterparties. As of June 30, 2024 and 2023, we had no significant concentrations of credit risk.

NOTE 18 — STOCK-BASED COMPENSATION
Stock Options
Changes in our stock options for 2024 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic value (in thousands)
Options outstanding, June 30, 2023	217,614	$37.29
Exercised	—	—
Lapsed and forfeited	(52,304)	45.24
Options outstanding, June 30, 2024	165,310	$34.78	0.8	$37
Options vested and expected to vest, June 30, 2024	165,310	$34.78	0.8	$37
Options exercisable, June 30, 2024	165,310	$34.78	0.8	$37
As of June 30, 2024 and 2023, there was no unrecognized compensation cost related to options outstanding. All options were fully vested as of June 30, 2024 and 2023.
Tax benefits relating to excess stock-based compensation deductions are presented in the consolidated statements of cash flows as operating cash inflows. Tax benefits resulting from stock-based compensation deductions were less than the amounts reported for financial reporting purposes by $1.5 million and $0.8 million in 2024 and 2023, respectively, and greater than the amounts reported for financial reporting purposes by $0.2 million in 2022.
The amount of cash received from the exercise of capital stock options during 2024, 2023 and 2022 was zero, zero and $0.2 million, respectively. The related tax benefit was zero in 2024, 2023 and 2022. The total intrinsic value of options exercised in 2024, 2023 and 2022 was zero, zero and $0.1 million, respectively.
Restricted Stock Units – Time Vesting and Performance Vesting
Performance vesting restricted stock units are earned based on both annual and three-year performance targets. The performance vesting restricted stock units are subject to a service condition that requires the individual to be employed by the Company at the payment date after a three-year period, with the exception of retirement eligible grantees. Time vesting stock units are valued at the market value of the stock on the grant date. Performance vesting stock units with a market condition are valued using a Monte Carlo model.
Changes in our performance vesting and time vesting restricted stock units for 2024 were as follows:

	Performance Vesting Stock Units	Performance Vesting Weighted Average Fair Value	Time Vesting Stock Units	Time Vesting Weighted Average Fair Value
Unvested, June 30, 2023	483,481	$31.68	1,207,442	$30.26
Granted	270,911	25.99	727,992	25.83
Vested	(176,508)	33.49	(746,815)	30.56
Performance metric adjustments, net	37,378	38.45	—	—
Forfeited	(62,801)	32.05	(66,050)	27.33
Unvested, June 30, 2024	552,461	$28.73	1,122,569	$27.36
During 2024, 2023 and 2022, compensation expense related to performance vesting and time vesting restricted stock units was $23.4 million, $23.3 million and $20.1 million, respectively. Performance vesting stock units were adjusted by 37,378 units during 2024 related to the fiscal 2023 performance year. As of June 30, 2024, the total unrecognized compensation cost related to unvested performance vesting and time vesting restricted stock units was $21.5 million and is expected to be recognized over a weighted average period of 1.6 years.

NOTE 19— ENVIRONMENTAL MATTERS
The operation of our business has exposed us to certain liabilities and compliance costs related to environmental matters. We are involved in various environmental cleanup and remediation activities at certain sites associated with our current or former operations.
We establish and maintain accruals for estimated liabilities associated with certain environmental matters. At June 30, 2024, the balance of such accruals was $11.0 million, of which $1.6 million was current. At June 30, 2023, the balance was $12.0 million, of which $1.7 million was current, respectively. These accruals are generally not discounted.
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

NOTE 20 — COMMITMENTS AND CONTINGENCIES
Legal Matters Various lawsuits arising during the normal course of business are pending against us. In our opinion, the ultimate liability, if any, resulting from these matters will have no significant effect on our consolidated financial position or results of operations. During 2023, we recorded a litigation settlement of $3 million related to legacy operations within other (income) expense, net.
Lease Commitments We lease a wide variety of facilities, primarily for warehousing, production and offices, as well as vehicles and equipment that are considered operating leases. Refer to Note 9 for more information.
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
Related Party Transactions Sales to affiliated companies were immaterial in 2024, 2023 and 2022. We do not have any other related party transactions that affect our operations, results of operations, cash flows or financial condition.

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
Sales to a single customer did not aggregate to more than five percent of total sales in 2024, 2023 and 2022.

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

Segment data is summarized as follows:

(in thousands)	2024	2023	2022
Sales:
Metal Cutting	$1,280,781	$1,269,765	$1,227,273
Infrastructure	766,118	808,419	785,183
Total sales	$2,046,899	$2,078,184	$2,012,456

Operating income:
Metal Cutting	$132,573	$135,763	$121,386
Infrastructure	39,857	59,757	98,871
Corporate	(2,207)	(3,103)	(2,117)
Total operating income	$170,223	$192,417	$218,140

Interest expense	$26,472	$28,496	$25,914
Other (income) expense, net	(699)	4,300	(14,507)
Income before income taxes	$144,450	$159,621	$206,733

Depreciation and amortization:
Metal Cutting	$90,917	$90,880	$87,986
Infrastructure	43,770	43,144	43,691
Corporate	—	1	1
Total depreciation and amortization	$134,687	$134,025	$131,678

Segment assets(4):
Metal Cutting	$1,416,884	$1,460,757	$1,469,835
Infrastructure	690,374	734,944	768,226
Corporate	396,500	351,533	335,463
Total assets	$2,503,758	$2,547,234	$2,573,524

Capital expenditures:
Metal Cutting	$71,148	$58,384	$64,055
Infrastructure	36,413	36,001	32,869
Total capital expenditures	$107,561	$94,385	$96,924
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

Geographic information for sales, based on country where the sale originated, and long-lived assets is as follows:

(in thousands)	2024	2023	2022
Sales:
United States	$824,275	$848,713	$797,768
Germany	278,824	270,936	262,764
China	199,069	220,193	234,997
India	115,397	112,819	108,695
Canada	102,666	103,323	94,956
Italy	68,575	68,249	67,930
France	55,670	51,178	47,218
South Africa	42,609	42,775	42,402
Mexico	44,408	42,367	35,099
Brazil	30,224	32,946	26,147
Spain	32,262	31,064	29,756
United Kingdom	32,013	29,943	30,686
Other(5)	220,907	223,678	234,038
Total sales	$2,046,899	$2,078,184	$2,012,456

Total long-lived assets:
United States	$516,659	$552,770	$585,003
Germany	219,633	204,551	195,325
China	77,759	81,731	92,315
India	41,886	44,748	45,146
Israel	22,018	24,662	26,864
Canada	18,927	18,934	18,478
Other (5)	41,181	41,672	38,910
Total long-lived assets(6)	$938,063	$969,068	$1,002,041
(5) Other does not contain any country that individually exceeds 2 percent of total sales or total long-lived assets, respectively.
(6) Total long-lived assets as of June 30, 2024, 2023 and 2022 include property, plant, and equipment, net.
The following table presents Kennametal's revenue disaggregated by segment by geography:

	Metal Cutting			Infrastructure			Total Kennametal
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Americas	45%	44%	41%	58%	60%	59%	49%	50%	48%
EMEA	37	36	37	20	18	18	31	29	30
Asia Pacific	18	20	22	22	22	23	20	21	22
The following table presents Kennametal's revenue disaggregated by segment by end market:

	Metal Cutting			Infrastructure			Total Kennametal
	2024	2023	2022	2024	2023	2022	2024	2023	2022
General Engineering	54%	55%	55%	34%	34%	34%	46%	47%	47%
Transportation	27	27	27	—	—	—	17	16	17
Aerospace & Defense	12	11	10	8	6	7	11	9	9
Energy	7	7	8	22	24	22	13	14	13
Earthworks	—	—	—	36	36	37	13	14	14

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A — CONTROLS AND PROCEDURES
(a)Evaluation of Disclosure Controls and Procedures
The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2024. The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance at June 30, 2024 that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
(b)Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting is included in Item 8 of this Annual Report and incorporated herein by reference.
(c)Attestation Report of the Independent Registered Public Accounting Firm
The effectiveness of Kennametal’s internal control over financial reporting as of June 30, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Item 8 of this Annual Report, which is incorporated herein by reference.
(d)Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B — OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
In the quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K.

ITEM 9C — DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Information regarding the executive officers of Kennametal Inc. is as follows: Name, Age, Position, and Experience during the Past Five Years (1).
Sanjay Chowbey, 56
President and Chief Executive Officer and President, Metal Cutting
President and Chief Executive Officer since June 2024 and President, Metal Cutting since June 2021; Formerly, President, Services and Solutions of Flowserve from 2019 to 2021 and Senior Vice President and President of TE SubCom from 2017 to 2018. Previously spent over 11 years at Danaher / Fortive Corporation (from 2006 through 2017) serving in various roles of increasing responsibility, the latest being President, Thomson Industries.
Judith L. Bacchus, 62
Vice President and Chief Administrative Officer
Vice President and Chief Administrative Officer since May 2019; Vice President and Chief Human Resources and Corporate Relations Officer since December 2015; Vice President and Chief Human Resources Officer from June 2011 to November 2015.
Franklin Cardenas, 56
Vice President, Kennametal Inc. and President, Infrastructure Business Segment
Vice President, Kennametal Inc. and President, Infrastructure Business Segment since February 2020; Formerly, Vice President of Asia Pacific for the Donaldson Company from 2016 to 2020 and Vice President, Global Engine Aftermarket from 2010 to 2016. He started at Donaldson Company in 1995 and held roles of increasing responsibility until 2020.
Michelle R. Keating, 48
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
Carlonda R. Reilly, 56
Vice President and Chief Technology Officer
Vice President and Chief Technology Officer since September 2018; Formerly, Global Technology Director in Transportation and Advanced Polymers business at DuPont from January 2016 to September 2018 and Global Technology Director in Building Innovations at DuPont from 2013 to January 2016.
Patrick S. Watson, 51
Vice President Finance and Chief Financial Officer
Vice President Finance and Chief Financial Officer since June 2022; Formerly, Vice President Finance and Corporate Controller, Kennametal Inc. from March 2017 to June 2022; Vice President Finance - Industrial Business from March 2014 to February 2017; Director Finance, Kennametal EMEA from August 2011 to August 2014.
John W. Witt, 45
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
Incorporated herein by reference is the information to be provided under the captions “Proposal I. Election of Directors” in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after June 30, 2024 (2024 Proxy Statement). Also incorporated herein by reference is the information to be set forth under the caption “Ethics and Corporate Governance-Code of Conduct” and "Ethics and Corporate Governance-Corporate Governance" in the 2024 Proxy Statement.
The Company has adopted an insider trading policy governing the purchase, sale, and/or other disposition of its securities by its directors, officers, employees and other covered persons. The Company believes this policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the NYSE listing standards. A copy of this policy is filed as Exhibit 19.1 to this Annual Report.
The Company has a separately designated standing Audit Committee established in accordance with Section 3(a) (58) (A) of the Exchange Act. The members of the Audit Committee are: Steven H. Wunning (Chair); Sagar A. Patel; Paul Sternlieb and Larry Stranghoener. Incorporated herein by reference is the information provided under the caption “Board of Directors and Board Committees-Committee Functions-Audit Committee” in the 2024 Proxy Statement.

ITEM 11 — EXECUTIVE COMPENSATION
Incorporated herein by reference from our 2024 Proxy Statement is the information to be set forth under the captions “Executive Compensation, Compensation Discussion and Analysis,” "Compensation and Human Capital Committee Report," "Analysis of Risk Inherent in our Compensation Policies and Practices," "Executive Compensation Tables," "2024 Nonqualified Deferred Compensation," "Retirement Programs" and "Potential Payments Upon Termination or Change in Control." Also incorporated herein by reference from our 2024 Proxy Statement is the information to be set forth under the captions “Board of Directors Compensation and Benefits” and “Board of Directors and Board Committees - Committee Functions - Compensation and Human Capital Committee Interlocks and Insider Participation."

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated herein by reference from our 2024 Proxy Statement are: (i) the information to be set forth under the caption “Equity Compensation Plans,” (ii) the information to be set forth under the caption “Ownership of Capital Stock by Directors, Nominees and Executive Officers” with respect to the directors’ and officers’ shareholdings; and (iii) the information to be set forth under the caption “Principal Holders of Voting Securities” with respect to other beneficial owners.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated herein by reference is the information to be set forth under the captions “Ethics and Corporate Governance-Corporate Governance-Board of Director Review and Approval of Related Person Transactions,” “Executive Compensation,” “Executive Compensation Tables” and “Ethics and Corporate Governance-Corporate Governance-Board Composition and Independence” in the 2024 Proxy Statement.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated herein by reference is the information with respect to pre-approval policies set forth under the caption “Proposal II. Ratification of PricewaterhouseCoopers LLP (PCAOB ID 238) as our Independent Registered Public Accounting Firm for the Fiscal Year ending June 30, 2025-Audit Committee Pre-Approval Policy” and the information with respect to principal accountant fees and services set forth under “Proposal II. Ratification of PricewaterhouseCoopers LLP as our Independent Registered Public Accounting Firm for the Fiscal Year ending June 30, 2025-Fees and Services” to be set forth in the 2024 Proxy Statement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENNAMETAL INC.
Date: August 12, 2024	By:	/s/ John W. Witt
John W. Witt
Vice President Finance and Corporate Controller
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ SANJAY CHOWBEY Sanjay Chowbey	President and Chief Executive Officer	August 12, 2024

/s/ PATRICK S. WATSON Patrick S. Watson	Vice President and Chief Financial Officer	August 12, 2024

/s/ JOHN W. WITT John W. Witt	Vice President Finance and Corporate Controller	August 12, 2024

/s/ WILLIAM M. LAMBERT William M. Lambert	Chairman of the Board	August 12, 2024

/s/ JOSEPH ALVARADO Joseph Alvarado	Director	August 12, 2024

/s/ CINDY L. DAVIS Cindy L. Davis	Director	August 12, 2024

/s/ WILLIAM J. HARVEY William J. Harvey	Director	August 12, 2024

/s/ LORRAINE M. MARTIN Lorraine M. Martin	Director	August 12, 2024

/s/ SAGAR A. PATEL Sagar A. Patel	Director	August 12, 2024

/s/ PAUL STERNLIEB Paul Sternlieb	Director	August 12, 2024

/s/ LAWRENCE W. STRANGHOENER Lawrence W. Stranghoener	Director	August 12, 2024

/s/ STEVEN H. WUNNING Steven H. Wunning	Director	August 12, 2024

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
Schedule II—Valuation and Qualifying Accounts for the Years Ended June 30, 2024, 2023 and 2022
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
Exhibit 10.1 of the Form 8-K filed June 15, 2022 (File No. 001-05318) is incorporated herein by reference.
10.58*	Form of Kennametal Inc. Restricted Unit Award (three-year cliff vest) (granted under the 2020 Kennametal Inc. Stock and Incentive Plan)	Exhibit 10.1 of the Form 10-Q filed February 3, 2021 (File No. 001-05318) is incorporated herein by reference.
10.59*	Form of Kennametal Inc. Restricted Unit Award (two-year cliff vest) (granted under the 2020 Kennametal Inc. Stock and Incentive Plan)	Exhibit 10.2 of the Form 10-Q filed February 3, 2021 (File No. 001-05318) is incorporated herein by reference.
10.60*	Form of Kennametal Inc. Cash-Settled Long-Term Incentive Award for China-based employees (two-year cliff vest) (granted under the 2020 Kennametal Inc. Stock and Incentive Plan)	Exhibit 10.3 of the Form 10-Q filed February 3, 2021 (File No. 001-05318) is incorporated herein by reference.
10.61*	Form of Kennametal Inc. Restricted Unit Award for Non-Employee Directors (granted under the 2020 Kennametal Inc. Stock and Incentive Plan)	Exhibit 10.4 of the Form 10-Q filed February 3, 2021 (File No. 001-05318) is incorporated herein by reference.
10.62*	Form of Kennametal Inc. Restricted Unit Award (granted under the 2020 Kennametal Inc. Stock and Incentive Plan)	Exhibit 10.5 of the Form 10-Q filed February 3, 2021 (File No. 001-05318) is incorporated herein by reference.
10.63*	Form of Kennametal Inc. Cash-Settled Long-Term Incentive Award for China-based employees (granted under the 2020 Kennametal Inc. Stock and Incentive Plan)	Exhibit 10.6 of the Form 10-Q filed February 3, 2021 (File No. 001-05318) is incorporated herein by reference.
10.64*	Form of Kennametal Inc. Performance Unit Award (granted under the 2020 Kennametal Inc. Stock and Incentive Plan)	Exhibit 10.65 to Form 10-K filed August 10, 2021 (File No. 001-05318) is incorporated by reference herein.
10.65*	Kennametal Inc. 2020 Stock and Incentive Plan	Appendix B of 2020 Proxy Statement filed September 15, 2020 (File No. 001-05318) is incorporated by reference herein.
10.66*	Form of Kennametal Inc. Cash-Settled Performance Unit Award for China-based employees (granted under the 2020 Kennametal Inc. Stock and Incentive Plan)	Exhibit 10.66 to Form 10-K filed August 9, 2023 (File No. 001-05318) is incorporated by reference herein.
10.67*	Form of Officer's Employment Agreement with President and CEO Sanjay Chowbey	Filed herewith.

19.1	Insider Trading Policy	Filed herewith.

21	Subsidiaries of the Registrant	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm	Filed herewith.

31	Certifications
31.1	Certification executed by Sanjay Chowbey, President and Chief Executive Officer of Kennametal Inc.	Filed herewith.
31.2	Certification executed by Patrick S. Watson, Vice President and Chief Financial Officer of Kennametal Inc.	Filed herewith.

32	Section 1350 Certifications
32.1
Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Sanjay Chowbey, President and Chief Executive Officer of Kennametal Inc.; and Patrick S. Watson, Vice President and Chief Financial Officer of Kennametal Inc.
Filed herewith.

97.1	Clawback Policy	Filed herewith.
*Denotes management contract or compensatory plan or arrangement.

101	XBRL
101.INS(1)	XBRL Instance Document.	Filed herewith.

101.SCH(2)	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.DEF(2)	XBRL Taxonomy Definition Linkbase	Filed herewith.
101.LAB(2)	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

104	Cover page formatted as Inline XBRL and contained in Exhibit 101
(1)The instance document does not appear in the Interactive Data File because its XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document.
(2)Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL: (i) the Consolidated Statements of Income for the years ended June 30, 2024, 2023 and 2022, (ii) the Consolidated Statements of Comprehensive Income for the years ended June 30, 2024, 2023 and 2022, (iii) the Consolidated Balance Sheets at June 30, 2024 and 2023, (iv) the Consolidated Statements of Cash Flows for the years ended June 30, 2024, 2023 and 2022 and (v) Notes to Consolidated Financial Statements for the years ended June 30, 2024, 2023 and 2022.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands) For the year ended June 30	Balance at Beginning of Year	Charges to Costs and Expenses	Recoveries	Other Adjustments		Deductions from Reserves		Balance at End of Year
2024
Allowance for doubtful accounts	$8,759	$574	$93	$(25)	(1)	$(1,570)	(2)	$7,831
Deferred tax asset valuation allowance	8,281	—	(1,501)	1	(1)	(870)	(3)	5,911
2023
Allowance for doubtful accounts	$9,422	$495	$(516)	$(122)	(1)	$(520)	(2)	$8,759
Deferred tax asset valuation allowance	14,385	—	(3,760)	(75)	(1)	(2,269)	(3)	8,281
2022
Allowance for doubtful accounts	$9,734	$1,242	$163	$(321)	(1)	$(1,396)	(2)	$9,422
Deferred tax asset valuation allowance	21,263	371	(4,459)	42	(1)	(2,832)		14,385

(1)Represents foreign currency translation adjustment.
(2)Represents uncollected accounts charged against the allowance.
(3)Represents primarily changes in tax rates and forfeited net operating loss deduction.

ITEM 16 — FORM 10-K SUMMARY
None.