Form 10-Q
period 2024-09-30
KENNAMETAL INC
filed 2024-11-06
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2024
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

As of October 31, 2024, 77,725,882 shares of the Registrant’s Capital Stock, par value $1.25 per share, were outstanding.

KENNAMETAL INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024

FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements that do not relate strictly to historical or current facts. You can identify forward-looking statements by words such as “should,” “anticipate,” “estimate,” “approximate,” “expect,” “may,” “will,” “project,” “intend,” “plan,” “believe” and other words of similar meaning and expression in connection with any discussion of future operating or financial performance or events. We have also included forward-looking statements in this Quarterly Report on Form 10-Q concerning, among other things, our strategy, goals, plans and projections regarding our financial position, liquidity and capital resources, results of operations, market position and product development. These statements are based on current estimates that involve inherent risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, our actual results could vary materially from our current expectations. There are a number of factors that could cause our actual results to differ from those indicated in the forward-looking statements. They include: uncertainties related to changes in macroeconomic and/or global conditions, including as a result of increased inflation and Russia's invasion of Ukraine and the resulting sanctions on Russia; the conflict in the Middle East; other economic recession; our ability to achieve all anticipated benefits of restructuring, simplification and modernization initiatives; Commercial Excellence growth initiatives, Operational Excellence initiatives, our foreign operations and international markets, such as currency exchange rates, different regulatory environments, trade barriers, exchange controls, and social and political instability, including the conflicts in Ukraine and the Middle East; changes in the regulatory environment in which we operate, including environmental, health and safety regulations; potential for future goodwill and other intangible asset impairment charges; our ability to protect and defend our intellectual property; continuity of information technology infrastructure; competition; our ability to retain our management and employees; demands on management resources; availability and cost of the raw materials we use to manufacture our products; product liability claims; integrating acquisitions and achieving the expected savings and synergies; global or regional catastrophic events; demand for and market acceptance of our products; business divestitures; energy costs; commodity prices; labor relations; and implementation of environmental remediation matters. We provide additional information about many of the specific risks we face in the “Risk Factors” section of our Annual Report on Form 10-K and in other periodic reports we file from time to time with the Securities and Exchange Commission. We can give no assurance that any goal or plan set forth in our forward-looking statements will be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. Except as required by law, we do not intend to release publicly any revisions to forward-looking statements as a result of future events or developments.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,
(in thousands, except per share amounts)	2024	2023
Sales	$481,948	$492,476
Cost of goods sold	330,939	329,578
Gross profit	151,009	162,898
Operating expense	111,653	111,649
Restructuring and other charges, net (Note 6)	611	3,086
Amortization of intangibles	2,718	3,045
Operating income	36,027	45,118
Interest expense	6,312	6,601
Other (income) expense, net	(1,657)	89
Income before income taxes	31,372	38,428
Provision for income taxes	7,906	8,059
Net income	23,466	30,369
Less: Net income attributable to noncontrolling interests	1,343	312
Net income attributable to Kennametal	$22,123	$30,057
PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL SHAREHOLDERS
Basic earnings per share	$0.28	$0.38
Diluted earnings per share	$0.28	$0.37
Basic weighted average shares outstanding	78,067	80,025
Diluted weighted average shares outstanding	78,657	80,699

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,
(in thousands)	2024	2023
Net income	$23,466	$30,369
Other comprehensive income (loss), net of tax
Unrealized loss on derivatives designated and qualified as cash flow hedges	(84)	—
Reclassification of unrealized gain on derivatives designated and qualified as cash flow hedges	(222)	(192)
Unrecognized net pension and other postretirement benefit plans (loss) gain	(2,575)	1,517
Reclassification of net pension and other postretirement benefit plans loss	2,186	1,054
Foreign currency translation adjustments	35,036	(20,188)
Total other comprehensive income (loss), net of tax	34,341	(17,809)
Total comprehensive income	57,807	12,560
Less: comprehensive income (loss) attributable to noncontrolling interests	2,066	(326)
Comprehensive income attributable to Kennametal Shareholders	$55,741	$12,886
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)	September 30, 2024	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$119,588	$127,971
Accounts receivable, less allowance for doubtful accounts of $8,255 and $7,831, respectively	282,464	302,810
Inventories (Note 9)	543,427	514,632
Other current assets	58,390	57,179
Total current assets	1,003,869	1,002,592
Property, plant and equipment:
Land and buildings	426,588	415,376
Machinery and equipment	2,033,726	1,992,001
Less accumulated depreciation	(1,518,200)	(1,469,314)
Property, plant and equipment, net	942,114	938,063
Other assets:
Goodwill (Note 17)	277,340	271,567
Other intangible assets, less accumulated amortization of $189,076 and $184,352, respectively (Note 17)	79,276	81,421
Operating lease right-of-use assets	49,625	48,142
Deferred income taxes	82,605	79,333
Other	87,100	82,640
Total other assets	575,946	563,103
Total assets	$2,521,929	$2,503,758
LIABILITIES
Current liabilities:
Revolving and other lines of credit and notes payable (Note 11)	$1,426	$1,377
Current operating lease liabilities	13,445	12,766
Accounts payable	201,908	191,541
Accrued income taxes	12,004	13,152
Accrued expenses	43,663	53,013
Other current liabilities	125,940	144,112
Total current liabilities	398,386	415,961
Long-term debt, less current maturities (Note 10)	596,182	595,980
Operating lease liabilities	36,479	35,631
Deferred income taxes	37,363	36,171
Accrued pension and postretirement benefits	114,131	109,915
Accrued income taxes	1,800	1,484
Other liabilities	19,625	20,017
Total liabilities	1,203,966	1,215,159
Commitments and contingencies
EQUITY (Note 15)
Kennametal Shareholders’ Equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 77,716 and 77,889 shares issued, respectively	97,145	97,361
Additional paid-in capital	403,975	416,620
Retained earnings	1,177,023	1,170,482
Accumulated other comprehensive loss	(400,970)	(434,588)
Total Kennametal Shareholders’ Equity	1,277,173	1,249,875
Noncontrolling interests	40,790	38,724
Total equity	1,317,963	1,288,599
Total liabilities and equity	$2,521,929	$2,503,758
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Three Months Ended September 30,
(in thousands)	2024	2023
OPERATING ACTIVITIES
Net income	$23,466	30,369
Adjustments to reconcile to cash from operations:
Depreciation	30,839	30,461
Amortization	2,718	3,045
Stock-based compensation expense	7,937	8,696
Restructuring and other charges, net (Note 6)	611	3,087
Deferred income taxes	(1,253)	(104)
Gain on insurance recoveries	(5,000)	—
Other	1,742	5,623
Changes in certain assets and liabilities:
Accounts receivable	26,605	17,937
Inventories	(17,455)	(20,266)
Accounts payable and accrued liabilities	(22,270)	(32,555)
Accrued income taxes	1,976	(11,676)
Accrued pension and postretirement benefits	(1,195)	(2,925)
Other	(2,975)	(5,981)
Net cash flow provided by operating activities	45,746	25,711
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(24,748)	(31,799)
Disposals of property, plant and equipment	93	3,048
Proceeds from insurance recoveries	4,693	—
Other	9	27
Net cash flow used in investing activities	(19,953)	(28,724)
FINANCING ACTIVITIES
Net increase in notes payable	—	7,212
Net increase in revolving and other lines of credit	—	23,400
Purchase of capital stock	(15,030)	(13,725)
The effect of employee benefit and stock plans and dividend reinvestment	(5,768)	(7,013)
Cash dividends paid to Shareholders	(15,582)	(15,935)
Other	26	9
Net cash flow used in financing activities	(36,354)	(6,052)
Effect of exchange rate changes on cash and cash equivalents	2,178	(1,858)
CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents	(8,383)	(10,923)
Cash and cash equivalents, beginning of period	127,971	106,021
Cash and cash equivalents, end of period	$119,588	$95,098
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.BASIS OF PRESENTATION
The condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q, which include our accounts and those of our subsidiaries in which we have a controlling interest, should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (the “2024 Annual Report”). The condensed consolidated balance sheet as of June 30, 2024 was derived from the audited balance sheet included in our 2024 Annual Report. The interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal recurring adjustments. The results for the three months ended September 30, 2024 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2025 is to the fiscal year ending June 30, 2025. When used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, the terms “the Company,” “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.

2.SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three Months Ended September 30,
(in thousands)	2024	2023
Cash paid during the period for:
Interest	$4,860	$5,031
Income taxes	7,184	13,310
Supplemental disclosure of non-cash information:
Changes in accounts payable related to purchases of property, plant and equipment	(2,827)	(4,789)

3.     SUPPLIER FINANCE PROGRAM
We have a supplier finance program managed through two global financial institutions under which we agree to pay the financial institutions the stated amount of confirmed invoices from our participating suppliers on the invoice due date. We, or the global financial institutions, may terminate our agreements at any time upon 30 days written notice. We do not provide any forms of guarantees under these agreements. Supplier participation in the program is solely up to the supplier. We have no economic interest in a supplier’s decision to participate in the program, and their participation has no bearing on our payment terms or amounts due. The payment terms that we have with our suppliers under this program are considered commercially reasonable. As of September 30, 2024 and June 30, 2024, the obligations outstanding that the Company has confirmed as valid to the financial institutions under the program were $21.0 million and $26.1 million, respectively, and were recorded within trade accounts payable.

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
Level 3: Inputs that are unobservable.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of September 30, 2024, the fair values of our financial assets and financial liabilities are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$130	$—	$130
Total assets at fair value	$—	$130	$—	$130

Liabilities:
Derivatives (1)	$—	$34	$—	$34
Total liabilities at fair value	$—	$34	$—	$34

As of June 30, 2024, the fair values of our financial assets and financial liabilities are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$91	$—	$91
Total assets at fair value	$—	$91	$—	$91

Liabilities:
Derivatives (1)	$—	$89	$—	$89
Total liabilities at fair value	$—	$89	$—	$89
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
The fair value of derivatives designated and not designated as hedging instruments in the condensed consolidated balance sheets are as follows:

(in thousands)	September 30, 2024	June 30, 2024
Derivatives designated as hedging instruments
Other current assets - range forward contracts	$117	$43
Total derivatives designated as hedging instruments	117	43
Derivatives not designated as hedging instruments
Other current assets - currency forward contracts	$13	$48
Other current liabilities - currency forward contracts	(34)	(89)
Total derivatives not designated as hedging instruments	(21)	(41)
Total derivatives	$96	$2

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

	Three Months Ended September 30,
(in thousands)	2024	2023
Other (income) expense, net - currency forward contracts	$(14)	$122

CASH FLOW HEDGES
Range forward contracts (a transaction where both a put option is purchased and a call option is sold) are designated as cash flow hedges and hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts are recorded in accumulated other comprehensive loss and are recognized as a component of cost of goods sold when the underlying sale of products or services is recognized into earnings. The notional amount of the contracts translated into U.S. dollars at September 30, 2024 and June 30, 2024 was $50.4 million and $6.4 million, respectively. The time value component of the fair value of range forward contracts is excluded from the assessment of hedge effectiveness.
The following represents losses, net of tax, related to cash flow hedges:

	Three Months Ended September 30,
(in thousands)	2024	2023
Unrealized loss recognized in other comprehensive income	$(84)	$—
No portion of the gains or losses recognized in earnings was due to ineffectiveness and no amounts were excluded from our effectiveness testing for the three months ended September 30, 2024 and 2023.

NET INVESTMENT HEDGES
As of September 30, 2024, we had certain foreign currency-denominated intercompany loans payable with total aggregate principal amounts of and ¥281.8 million and €7.0 million, designated as net investment hedges to hedge the foreign exchange exposure of our net investment in our China-based and Euro-based subsidiaries, respectively. As of June 30, 2024, we had ¥279.7 million foreign currency-denominated intercompany loans payable designated as net investment hedges to hedge the foreign exchange exposure of our net investment in our China-based subsidiaries. Immaterial gains were recorded as a component of foreign currency translation adjustments in other comprehensive income (loss) for the three months ended September 30, 2024 and 2023, respectively.
As of September 30, 2024, the foreign currency-denominated intercompany loans payable designated as net investment hedges consisted of:

Instrument	Notional (CNY and EUR) in thousands)(2)	Notional (USD in thousands)(2)	Maturity
Foreign currency-denominated intercompany loan payable	¥112,382	$16,026	November 2024
Foreign currency-denominated intercompany loan payable	¥110,797	$15,800	February 2025
Foreign currency-denominated intercompany loan payable	¥58,659	$8,365	April 2025
Foreign currency-denominated intercompany loan payable	€7,026	$7,861	June 2025
(2) Includes principal and accrued interest.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.    RESTRUCTURING AND OTHER CHARGES, NET
In the June quarter of fiscal 2023, we announced an initiative to streamline our cost structure. Total restructuring and related charges for this program of $20.7 million, compared to a target of approximately $25 million, were recorded through September 30, 2024, consisting of $15.4 million in Metal Cutting and $5.3 million in Infrastructure. The majority of the remaining charges are expected to be recognized in fiscal 2025.
We recorded restructuring and related charges of $0.6 million for the three months ended September 30, 2024, which consisted of $0.6 million in Metal Cutting and an immaterial amount in Infrastructure.
We recorded restructuring and related charges of $3.7 million for the three months ended September 30, 2023, which consisted of $2.5 million in Metal Cutting and $1.2 million in Infrastructure. Also included in restructuring and other charges, net during the three months ended September 30, 2023 is a net benefit of $0.6 million primarily due to the sale of property.
As of September 30, 2024, $7.7 million and $1.9 million of the restructuring accrual was recorded in other current liabilities and other liabilities, respectively, in our condensed consolidated balance sheet. As of June 30, 2024, $8.4 million and $2.4 million of the restructuring accrual was recorded in other current liabilities and other liabilities, respectively. The amounts are as follows:

(in thousands)	June 30, 2024	Expense	Translation	Cash Expenditures	September 30, 2024
Severance	$10,799	$611	$333	$(2,145)	$9,598
Total	$10,799	$611	$333	$(2,145)	$9,598

7.    STOCK-BASED COMPENSATION
Stock Options
Changes in our stock options for the three months ended September 30, 2024 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, June 30, 2024	165,310	$34.78
Exercised	—	—
Lapsed or forfeited	(63,363)	42.13
Options outstanding, September 30, 2024	101,947	$30.20	0.9	$71
Options vested, September 30, 2024	101,947	$30.20	0.9	$71
Options exercisable, September 30, 2024	101,947	$30.20	0.9	$71
As of September 30, 2024 and June 30, 2024, there was no unrecognized compensation cost related to options outstanding, and all options were fully vested as of September 30, 2024 and June 30, 2024.
There was no cash received from the exercise of options during the three months ended September 30, 2024 and 2023. The total intrinsic value of options exercised during the three months ended September 30, 2024 and 2023 was zero.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restricted Stock Units – Performance Vesting and Time Vesting
Changes in our performance vesting and time vesting restricted stock units for the three months ended September 30, 2024 were as follows:

	Performance Vesting Stock Units	Performance Vesting Weighted Average Fair Value	Time Vesting Stock Units	Time Vesting Weighted Average Fair Value
Unvested, June 30, 2024	552,461	$28.73	1,122,569	$27.36
Granted	291,203	25.00	717,158	25.03
Vested	(112,598)	36.72	(482,442)	28.96
Performance metric adjustments, net	(107,780)	32.98	—	—
Forfeited	—	—	(19,466)	25.46
Unvested, September 30, 2024	623,286	$24.81	1,337,819	$25.56
During the three months ended September 30, 2024 and 2023, compensation expense related to time vesting and performance vesting restricted stock units was $7.4 million and $8.3 million, respectively. Performance vesting stock units were adjusted by 107,780 units during the three months ended September 30, 2024 related to the fiscal 2024 performance year. As of September 30, 2024, the total unrecognized compensation cost related to unvested time vesting and performance vesting restricted stock units was $36.6 million and is expected to be recognized over a weighted average period of 2.1 years.

8.    PENSION AND OTHER POSTRETIREMENT BENEFITS
The table below summarizes the components of net periodic pension expense (income):

	Three Months Ended September 30,
(in thousands)	2024	2023
Service cost	$228	$297
Interest cost	8,505	8,907
Expected return on plan assets	(10,662)	(11,161)
Amortization of transition obligation	—	19
Amortization of prior service credit	(2)	(1)
Recognition of actuarial losses	2,102	1,444
Settlement	837	—
Net periodic pension expense (income)	$1,008	$(495)
During the three months ended September 30, 2024, the Company completed the wind-up of its Canadian defined benefit pension plans and recorded a settlement charge of $0.8 million.
The table below summarizes the components of net periodic other postretirement benefit cost:

	Three Months Ended September 30,
(in thousands)	2024	2023
Interest cost	$98	$107
Amortization of prior service credit	(63)	(63)
Recognition of actuarial loss	34	34
Net periodic other postretirement benefit cost	$69	$78
The service cost component of net periodic pension expense (income) is reported as a component of cost of goods sold and operating expense. All other components of net periodic pension expense (income) and net periodic other postretirement benefit cost are reported as a component of other (income) expense, net.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.    INVENTORIES
We used the last-in, first-out (LIFO) method of valuing inventories for 32 percent and 33 percent of total inventories at September 30, 2024 and June 30, 2024, respectively. Inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year; therefore, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs and are subject to any final year-end LIFO inventory adjustments.
Inventories consisted of the following:

(in thousands)	September 30, 2024	June 30, 2024
Finished goods	$325,298	$310,965
Work in process and powder blends	220,668	216,203
Raw materials	87,169	77,050
Inventories at current cost	633,135	604,218
Less: LIFO valuation	(89,708)	(89,586)
Total inventories	$543,427	$514,632

10.    LONG-TERM DEBT
Fixed rate debt had a fair market value of $570.7 million and $545.9 million at September 30, 2024 and June 30, 2024, respectively. The Level 2 fair value is determined based on the quoted market prices for similar debt instruments as of September 30, 2024 and June 30, 2024, respectively.

11.    REVOLVING AND OTHER LINES OF CREDIT AND NOTES PAYABLE
During fiscal 2022, we entered into the Sixth Amended and Restated Credit Agreement dated as of June 14, 2022 (the Credit Agreement). The Credit Agreement is a five-year, multi-currency, revolving credit facility, which we use to augment cash from operations and as an additional source of funds. The Credit Agreement provides for revolving credit loans of up to $700.0 million for working capital, capital expenditures and general corporate purposes. The Credit Agreement allows for borrowings in U.S. dollars, euros, pounds sterling and Japanese yen. Interest payable under the Credit Agreement is based upon the type of borrowing under the facility and may be (1) Euro Interbank Offered Rate (EURIBOR), Sterling Overnight Index Average (SONIA), Tokyo Interbank Offered Rate (TIBOR) and Secured Overnight Financing Rate (SOFR) for any borrowings in euros, pounds sterling, yen, and U.S. dollars, respectively, plus an applicable margin, (2) the greater of the prime rate or the Federal Funds effective rate plus an applicable margin, or (3) fixed as negotiated by us. The Credit Agreement matures in June 2027.
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
As of September 30, 2024, we were in compliance with all the covenants of the Credit Agreement, and there were no borrowings outstanding and $700.0 million of additional availability. There were no borrowings outstanding as of June 30, 2024.
Borrowings on other lines of credit and notes payable were $1.4 million and $1.4 million at September 30, 2024 and June 30, 2024, respectively.

12.     ENVIRONMENTAL MATTERS
The operation of our business has exposed us to certain liabilities and compliance costs related to environmental matters. We are involved in various environmental cleanup and remediation activities at certain sites associated with our current or former operations.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We establish and maintain accruals for estimated liabilities associated with certain environmental matters. At September 30, 2024, the balance of such accruals was $11.0 million, of which $1.5 million was current. At June 30, 2024, the balance was $11.0 million, of which $1.6 million was current.
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

13.     INCOME TAXES
The effective income tax rates for the three months ended September 30, 2024 and 2023 were 25.2 percent and 21.0 percent, respectively. The year-over-year change is primarily due to prior year adjustments including a $6.2 million benefit associated with a change in unrecognized tax benefits which was partially offset by a $3.1 million charge to settle tax litigation in Italy. The three months ended September 30, 2024 also includes a benefit of $1.4 million for interest received to resolve an income tax dispute in India and geographical mix.

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
The following table provides the computation of diluted shares outstanding for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
(in thousands)	2024	2023
Weighted-average shares outstanding during the period	78,067	80,025
Add: Unexercised stock options and unvested restricted stock units	590	674
Number of shares on which diluted earnings per share is calculated	78,657	80,699
Unexercised stock options with an exercise price greater than the average market price and restricted stock units not included in the computation because they were anti-dilutive	666	390

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.    EQUITY
A summary of the changes in the carrying amounts of total equity, Kennametal Shareholders’ equity and equity attributable to noncontrolling interests for the three months ended September 30, 2024 and 2023 is as follows:

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of June 30, 2024	$97,361	$416,620	$1,170,482	$(434,588)	$38,724	$1,288,599
Net income	—	—	22,123	—	1,343	23,466
Other comprehensive income	—	—	—	33,618	723	34,341
Dividend reinvestment	2	40	—	—	—	42
Capital stock issued under employee benefit and stock plans(3)	534	1,593	—	—	—	2,127
Purchase of capital stock	(752)	(14,278)	—	—	—	(15,030)
Cash dividends ($0.20 per share)	—	—	(15,582)	—	—	(15,582)
Total equity, September 30, 2024	$97,145	$403,975	$1,177,023	$(400,970)	$40,790	$1,317,963

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of June 30, 2023	$99,794	$465,406	$1,124,590	$(414,343)	$38,721	$1,314,168
Net income	—	—	30,057	—	312	30,369
Other comprehensive loss	—	—	—	(17,169)	(640)	(17,809)
Dividend reinvestment	2	43	—	—	—	45
Capital stock issued under employee benefit and stock plans(3)	610	1,028	—	—	—	1,638
Purchase of capital stock	(633)	(13,092)	—	—	—	(13,725)
Cash dividends ($0.20 per share)	—	—	(15,935)	—	—	(15,935)
Total equity, September 30, 2023	$99,773	$453,385	$1,138,712	$(431,512)	$38,393	$1,298,751
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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of, and changes in, accumulated other comprehensive loss (AOCL) were as follows, net of tax, for the three months ended September 30, 2024:

(in thousands)	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Attributable to Kennametal:
Balance, June 30, 2024	$(221,308)	$(216,263)	$2,983	$(434,588)
Other comprehensive (loss) income before reclassifications	(2,575)	34,313	(84)	31,654
Amounts reclassified from AOCL	2,186	—	(222)	1,964
Net other comprehensive (loss) income	(389)	34,313	(306)	33,618
AOCL, September 30, 2024	$(221,697)	$(181,950)	$2,677	$(400,970)

Attributable to noncontrolling interests:
Balance, June 30, 2024	$—	$(8,680)	$—	$(8,680)
Other comprehensive income before reclassifications	—	723	—	723
Net other comprehensive income	—	723	—	723
AOCL, September 30, 2024	$—	$(7,957)	$—	$(7,957)

The components of, and changes in, AOCL were as follows, net of tax, for the three months ended September 30, 2023:

(in thousands)	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Attributable to Kennametal:
Balance, June 30, 2023	$(215,435)	$(202,641)	$3,733	$(414,343)
Other comprehensive income (loss) before reclassifications	1,517	(19,548)	—	(18,031)
Amounts reclassified from AOCL	1,054	—	(192)	862
Net other comprehensive income (loss)	2,571	(19,548)	(192)	(17,169)
AOCL, September 30, 2023	$(212,864)	$(222,189)	$3,541	$(431,512)

Attributable to noncontrolling interests:
Balance, June 30, 2023	$—	$(8,139)	$—	$(8,139)
Other comprehensive loss before reclassifications	—	(640)	—	(640)
Net other comprehensive loss	—	(640)	—	(640)
AOCL, September 30, 2023	$—	$(8,779)	$—	$(8,779)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reclassifications out of AOCL for the three months ended September 30, 2024 and 2023 consisted of the following:

	Three Months Ended September 30,
(in thousands)	2024	2023	Affected line item in the Income Statement
Gains on cash flow hedges:
Forward starting interest rate swaps	$(255)	$(255)	Interest expense
Currency exchange contracts	(42)	—	Cost of goods sold
Total before tax	(297)	(255)
Tax impact	75	63	Provision for income taxes
Net of tax	$(222)	$(192)

Pension and other postretirement benefits:
Amortization of transition obligations	$—	19	Other (income) expense, net
Amortization of prior service credit	(65)	(64)	Other (income) expense, net
Recognition of actuarial losses	2,136	1,478	Other (income) expense, net
Settlement	837	—	Other (income) expense, net
Total before tax	2,908	1,433
Tax impact	(722)	(379)	Provision for income taxes
Net of tax	$2,186	$1,054

The amount of income tax allocated to each component of other comprehensive income (loss) for the three months ended September 30, 2024 and 2023 were as follows:

		2024			2023
(in thousands)	Pre-tax	Tax impact	Net of tax	Pre-tax	Tax impact	Net of tax
Unrealized loss on derivatives designated and qualified as cash flow hedges	$(112)	$28	$(84)	$—	$—	$—
Reclassification of unrealized gain on derivatives designated and qualified as cash flow hedges	(297)	75	(222)	(255)	63	(192)
Unrecognized net pension and other postretirement benefit plans (loss) gain	(3,469)	894	(2,575)	2,047	(530)	1,517
Reclassification of net pension and other postretirement benefit plans loss	2,908	(722)	2,186	1,433	(379)	1,054
Foreign currency translation adjustments	35,036	—	35,036	(20,188)	—	(20,188)
Other comprehensive income (loss)	$34,066	$275	$34,341	$(16,963)	$(846)	$(17,809)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17.    GOODWILL AND OTHER INTANGIBLE ASSETS
A summary of the carrying amount of goodwill attributable to each segment, as well as the changes in such, is as follows:

(in thousands)	Metal Cutting	Infrastructure	Total
Gross goodwill	$449,228	$633,211	$1,082,439
Accumulated impairment losses	(177,661)	(633,211)	(810,872)
Balance as of June 30, 2024	$271,567	$—	$271,567

Activity for the three months ended September 30, 2024:
Change in gross goodwill due to translation	5,773	—	5,773

Gross goodwill	455,001	633,211	1,088,212
Accumulated impairment losses	(177,661)	(633,211)	(810,872)
Balance as of September 30, 2024	$277,340	$—	$277,340
The components of our other intangible assets were as follows:

	Estimated Useful Life (in years)	September 30, 2024		June 30, 2024
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Technology-based and other	4 to 20	$32,266	$(25,211)	$31,715	$(24,476)
Customer-related	10 to 21	180,870	(123,149)	179,529	(120,091)
Unpatented technology	10 to 30	31,621	(27,671)	31,485	(27,130)
Trademarks	5 to 20	23,596	(13,045)	23,044	(12,655)
Total		$268,353	$(189,076)	$265,773	$(184,352)

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
Our sales and operating income by segment are as follows:

	Three Months Ended September 30,
(in thousands)	2024	2023
Sales:
Metal Cutting	$296,900	$308,229
Infrastructure	185,048	184,247
Total sales	$481,948	$492,476
Operating income:
Metal Cutting	$23,822	$32,117
Infrastructure	12,734	13,644
Corporate	(529)	(643)
Total operating income	36,027	45,118
Interest expense	6,312	6,601
Other (income) expense, net	(1,657)	89
Income before income taxes	$31,372	$38,428

The following table presents Kennametal's revenue disaggregated by geography:

	Three Months Ended
	September 30, 2024			September 30, 2023
(in percentages)	Metal Cutting	Infrastructure	Total Kennametal	Metal Cutting	Infrastructure	Total Kennametal
Americas	45%	56%	49%	45%	59%	50%
Europe, the Middle East and Africa (EMEA)	36	21	30	37	19	30
Asia Pacific	19	23	21	18	22	20

The following tables presents Kennametal's revenue disaggregated by end market:

	Three Months Ended September 30, 2024
(in percentages)	Metal Cutting	Infrastructure	Total Kennametal
General Engineering	53%	33%	46%
Transportation	27	—	16
Aerospace & Defense	13	8	11
Energy	7	23	13
Earthworks	—	36	14

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended September 30, 2023
(in percentages)	Metal Cutting	Infrastructure	Total Kennametal
General Engineering	54%	34%	46%
Transportation	27	—	17
Aerospace & Defense	12	6	10
Energy	7	22	13
Earthworks	—	38	14

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
Our sales of $481.9 million for the three months ended September 30, 2024 decreased 2 percent from $492.5 million in the prior year quarter, reflecting an organic sales decline of 2 percent and an unfavorable currency exchange effect of 1 percent, partially offset by a favorable business days effect of 1 percent.
Operating income for the three months ended September 30, 2024 was $36.0 million compared to $45.1 million in the prior year quarter. The year-over-year decrease of $9.1 million was primarily due to lower sales and production volumes within the Metal Cutting segment, higher wages and general inflation, and certain manufacturing costs within the Infrastructure segment, including temporary plant shutdowns for maintenance and process improvements. These factors were partially offset by lower raw material costs, incremental year-over-year restructuring savings of approximately $5 million, a net benefit of $4 million consisting of insurance recoveries of $5 million received during the quarter, offset by charges of $1 million related to the tornado that struck the Rogers, Arkansas facility late in fiscal 2024, lower restructuring charges of approximately $3 million compared to the prior year quarter and higher sales volumes within the Infrastructure segment.
Operating margin for the three months ended September 30, 2024 was 7.5 percent compared to 9.2 percent in the prior year quarter. The Metal Cutting and Infrastructure segments had operating margins of 8.0 percent and 6.9 percent, respectively, for the three months ended September 30, 2024.
Russia's invasion of Ukraine in February 2022 resulted in the imposition of economic sanctions on Russia by the United States, Canada, the European Union and other countries. We have experienced increased costs for energy and raw materials and other supply chain issues due, in part, to the negative impact of the conflict on the global economy. During the March quarter of 2022, the Company ceased operations in Russia and subsequently decided to liquidate its legal entity in Russia, which is currently expected to be completed during fiscal 2025. Similarly, the conflict in the Middle East that began in October 2023 could negatively impact the Company's financial condition or results of operations. To date, the conflict in the Middle East has not significantly affected the Company's business activities or results of operations.
The recent labor union strike at a large, U.S. aerospace OEM has the potential to negatively affect our business as well as our customers in the Aerospace & Defense end market. To date, the strike has not significantly affected the Company's business activities or results of operations.
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
For the three months ended September 30, 2024, earnings per diluted share (EPS) was $0.28 compared to EPS of $0.37 in the prior year quarter. EPS for the three months ended September 30, 2024 was unfavorably affected by restructuring and related charges of $0.01 per share.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net cash flow provided by operating activities was $45.7 million during the three months ended September 30, 2024 compared to $25.7 million during the prior year period. Capital expenditures were $24.7 million and $31.8 million during the three months ended September 30, 2024 and 2023, respectively. During the three months ended September 30, 2024, the Company returned $31 million to shareholders through $15 million in share repurchases and $16 million in dividends. The Company has a long history of consistently paying dividends to shareholders since its listing on the New York Stock Exchange in 1967.

RESULTS OF CONTINUING OPERATIONS
SALES Sales for the three months ended September 30, 2024 were $481.9 million, a decrease of $10.5 million, or 2 percent, from $492.5 million in the prior year quarter, reflecting an organic sales decline of 2 percent and an unfavorable currency exchange effect of 1 percent, partially offset by a favorable business days effect of 1 percent.
Our sales growth (decline) by end market and region are as follows:

	Three Months Ended September 30, 2024
(in percentages)	As Reported	Constant Currency
End market sales growth (decline):
Aerospace & Defense	13%	13%
Energy	1	2
General Engineering	(4)	(3)
Transportation	(4)	(2)
Earthworks	(6)	(6)
Regional sales (decline) growth:
Americas	(4)%	(2)%
Europe, the Middle East and Africa (EMEA)	(2)	(1)
Asia Pacific	1	2
GROSS PROFIT Gross profit for the three months ended September 30, 2024 was $151.0 million, a decrease of $11.9 million from $162.9 million in the prior year quarter. The decrease was primarily due to lower sales and production volumes within the Metal Cutting segment, higher wages and general inflation, and certain manufacturing costs within the Infrastructure segment, including temporary plant shutdowns for maintenance and process improvements. These factors were partially offset by lower raw material costs, a net benefit of $4 million consisting of insurance recoveries of $5 million received during the quarter, offset by charges of $1 million related to the tornado that struck the Rogers, Arkansas facility late in fiscal 2024, and higher sales volumes within the Infrastructure segment.
Gross profit margin for the three months ended September 30, 2024 was 31.3 percent, as compared to 33.1 percent in the prior year quarter.
OPERATING EXPENSE Operating expense for the three months ended September 30, 2024 was $111.7 million compared to $111.6 million for the three months ended September 30, 2023.
Research and development expenses included in operating expense totaled $11.1 million and $11.0 million for the three months ended September 30, 2024 and 2023, respectively.
RESTRUCTURING AND OTHER CHARGES, NET In the June quarter of fiscal 2023, we announced an initiative to streamline our cost structure. Total restructuring and related charges for this program of $20.7 million, compared to a target of approximately $25 million, were recorded through September 30, 2024, consisting of $15.4 million in Metal Cutting and $5.3 million in Infrastructure. The majority of the remaining charges are expected to be recognized in fiscal 2025. This action has delivered annualized run rate pre-tax savings of approximately $35 million.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

We recorded restructuring and related charges of $0.6 million for the three months ended September 30, 2024, which consisted of $0.6 million in Metal Cutting and an immaterial amount in Infrastructure.
INTEREST EXPENSE Interest expense for the three months ended September 30, 2024 decreased to $6.3 million compared to $6.6 million for the three months ended September 30, 2023.
OTHER (INCOME) EXPENSE, NET Other income, net for the three months ended September 30, 2024 was $1.7 million compared to other expense, net of $0.1 million during the three months ended September 30, 2023. The increase in other income was primarily due to favorable foreign currency exchange and higher interest income, partially offset by net periodic pension expense, including a settlement charge of $0.8 million due to the wind-up of the Canadian defined benefit pension plans during the three months ended September 30, 2024.
PROVISION FOR INCOME TAXES The effective income tax rates for the three months ended September 30, 2024 and 2023 were 25.2 percent and 21.0 percent, respectively. The year-over-year change is primarily due to prior year adjustments including a $6.2 million benefit associated with a change in unrecognized tax benefits which was partially offset by a $3.1 million charge to settle tax litigation in Italy. The three months ended September 30, 2024 also includes a benefit of $1.4 million for interest received to resolve an income tax dispute in India and geographical mix.

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
Our sales and operating income by segment are as follows:

	Three Months Ended September 30,
(in thousands)	2024	2023
Sales:
Metal Cutting	$296,900	$308,229
Infrastructure	185,048	184,247
Total sales	$481,948	$492,476
Operating income:
Metal Cutting	$23,822	$32,117
Infrastructure	12,734	13,644
Corporate	(529)	(643)
Total operating income	36,027	45,118
Interest expense	6,312	6,601
Other (income) expense, net	(1,657)	89
Income before income taxes	$31,372	$38,428

METAL CUTTING

	Three Months Ended September 30,
(in thousands, except operating margin)	2024	2023
Sales	$296,900	$308,229
Operating income	23,822	32,117
Operating margin	8.0%	10.4%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Three Months Ended September 30, 2024
(in percentages)
Organic sales decline	(4)%
Foreign currency exchange effect(1)	(2)
Business days effect(4)	2
Sales decline	(4)%

	Three Months Ended September 30, 2024
(in percentages)	As Reported	Constant Currency
End market sales growth (decline):
Aerospace & Defense	4%	5%
Energy	(1)	—
Transportation	(4)	(2)
General Engineering	(6)	(4)
Regional sales (decline) growth:
Americas	(4)%	(1)%
EMEA	(6)	(6)
Asia Pacific	2	3
For the three months ended September 30, 2024, Metal Cutting sales decreased 4 percent compared to the prior year quarter. This was driven by an organic sales decline of 4 percent and an unfavorable currency exchange effect of 2 percent, partially offset by a favorable business days effect of 2 percent. Aerospace & Defense end market sales increased in EMEA and the Americas as a result of our focused execution on our growth initiatives, the effects of which were partially offset by a decline in Asia Pacific due to lower economic activity in China and certain production challenges at our OEM customers. Energy end market sales were flat, excluding the unfavorable foreign currency effect, due to a decline in wind energy in Asia Pacific, offset by strength in EMEA. Transportation end market sales decreased in EMEA and the Americas as a result of lower volumes and project activity, partially offset by an increase in Asia Pacific due to the execution on our growth initiatives. Sales in the General Engineering end market declined in EMEA and the Americas due to lower economic activity and project timing, partially offset by a sales increase in Asia Pacific.
On a regional basis, sales in the Americas decreased primarily due to Transportation and General Engineering. Sales decreased in EMEA as a result of General Engineering and Transportation. Sales in Asia Pacific increased primarily due to Transportation.
For the three months ended September 30, 2024, Metal Cutting operating income was $23.8 million compared to $32.1 million in the prior year quarter. The decrease in operating income was primarily due to lower sales and production volumes, higher wages and general inflation, and unfavorable foreign currency exchange of approximately $2 million. These factors were partially offset by lower raw material costs, incremental year-over-year restructuring savings of approximately $4 million, lower restructuring charges of approximately $2 million compared to the prior year quarter and pricing.

INFRASTRUCTURE

	Three Months Ended September 30,
(in thousands)	2024	2023
Sales	$185,048	$184,247
Operating income	12,734	13,644
Operating margin	6.9%	7.4%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Three Months Ended September 30, 2024
(in percentages)
Organic sales growth	1%
Business days effect(4)	(1)
Sales growth	—%

	Three Months Ended September 30, 2024
(in percentages)	As Reported	Constant Currency
End market sales growth (decline) :
Aerospace & Defense	42%	42%
Energy	2	2
General Engineering	(1)	—
Earthworks	(6)	(6)
Regional sales (decline) growth:
Americas	(4)%	(3)%
EMEA	13	12
Asia Pacific	1	1
For the three months ended September 30, 2024, Infrastructure sales increased 0.4 percent from the prior year quarter reflecting organic sales growth of 1 percent, partially offset by an unfavorable business days effect of 1 percent. Aerospace & Defense sales increased due to project timing and the execution of our growth initiatives. Energy end market sales increased primarily due to project timing, partially offset by lower U.S. oil and gas activities as land rig counts decreased year-over-year. Sales in the General Engineering end market increased in EMEA and Asia Pacific due to higher demand compared to a soft prior year quarter, offset by a decrease in the Americas stemming from temporary plant shutdowns. Earthworks end market sales decreased due to lower mining activity, including a customer mine closure in the Americas and lower mining activity in Asia, and project order timing.
On a regional basis, sales in the Americas were negatively affected by lower mining activity, including a customer mine closure, project order timing and temporary plant shutdowns. Sales in EMEA increased in General Engineering and Aerospace & Defense from order timing and execution of our strategic initiatives. Sales in Asia Pacific increased due to higher demand in General Engineering, partially offset by underground mining.
For the three months ended September 30, 2024, Infrastructure operating income was $12.7 million compared to $13.6 million in the prior year quarter. The decrease in operating income was primarily due to certain manufacturing costs, including temporary plant shutdowns for maintenance and process improvements, and higher wages and general inflation. These factors were partially offset by a net benefit of $4 million consisting of insurance recoveries of $5 million received during the quarter, offset by charges of $1 million related to the tornado that struck the Rogers, Arkansas facility late in fiscal 2024, the favorable timing of pricing compared to raw material costs, incremental year-over-year restructuring savings of approximately $1 million, lower restructuring charges of approximately $1 million compared to the prior year quarter and higher sales volumes.

CORPORATE

	Three Months Ended September 30,
(in thousands)	2024	2023
Corporate expense	$(529)	$(643)
For the three months ended September 30, 2024, Corporate expense decreased by $0.1 million from the prior year quarter.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES
Cash flow from operations is the primary source of funding for our capital expenditures. For the three months ended September 30, 2024, cash flow provided by operating activities was $45.7 million.
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
As of September 30, 2024, we were in compliance with all the covenants of the Credit Agreement, and there were no borrowings outstanding and $700.0 million of additional availability. There were no borrowings outstanding as of June 30, 2024.
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
At September 30, 2024, cash and cash equivalents were $119.6 million. Total Kennametal shareholders' equity was $1,277.2 million and total debt was $597.6 million. Our current senior credit ratings are at investment grade levels. We believe that our current financial position, liquidity and credit ratings provide us access to the capital markets. We believe that we have sufficient resources available to meet cash requirements for the next 12 months. We continue to closely monitor our liquidity position and the condition of the capital markets, as well as the counterparty risk of our credit providers. There have been no material changes in our contractual obligations and commitments since June 30, 2024.
Share Repurchase Program In February 2024, the Board of Directors of the Company authorized the Company to purchase up to $200 million of the Company's common stock over a three-year period. During the three months ended September 30, 2024, the Company repurchased 600 thousand shares of Kennametal common stock for $15 million under its $200 million, three-year share repurchase program.
Dividends During the three months ended September 30, 2024, the Company paid a total of $15.6 million in dividends to Kennametal Shareholders.
Cash Flow Provided by Operating Activities
During the three months ended September 30, 2024, cash flow provided by operating activities was $45.7 million, compared to $25.7 million for the prior year period. Cash flow provided by operating activities for the current year period consisted of net income and non-cash items amounting to an inflow of $61.1 million and changes in certain assets and liabilities netting to an outflow of $15.3 million. Contributing to the changes in certain assets and liabilities were a decrease in accounts payable and accrued liabilities of $22.3 million and an increase in inventories of $17.5 million. Partially offsetting these cash outflows was a decrease in accounts receivable of $26.6 million.
During the three months ended September 30, 2023, cash flow provided by operating activities was $25.7 million and consisted of net income and non-cash items amounting to an inflow of $81.2 million and changes in certain assets and liabilities netting to an outflow of $55.5 million. Contributing to the changes in certain assets and liabilities were a decrease in accounts payable and accrued liabilities of $32.6 million, an increase in inventories of $20.3 million, and a decrease in accrued income taxes of $11.7 million. Offsetting these cash outflows was a decrease in accounts receivable of $17.9 million.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash Flow Used in Investing Activities
Cash flow used in investing activities was $20.0 million for the three months ended September 30, 2024, compared to $28.7 million for the prior year period. During the current year period, cash flow used in investing activities included capital expenditures of $24.7 million, which consisted primarily of equipment upgrades, partially offset by proceeds from insurance recoveries of $4.7 million.
Cash flow used in investing activities was $28.7 million for the three months ended September 30, 2023 and primarily included capital expenditures of $31.8 million, which consisted primarily of equipment upgrades, partially offset by disposals of property, plant, and equipment of $3.0 million.
Cash Flow Used in Financing Activities
Cash flow used in financing activities was $36.4 million for the three months ended September 30, 2024 compared to $6.1 million in the prior year period. During the current year period, cash flow used in financing activities primarily included $15.6 million of cash dividends paid to Kennametal Shareholders, $15.0 million in common shares repurchased and $5.8 million of the effect of employee benefit and stock plans and dividend reinvestment.
Cash flow used in financing activities was $6.1 million for the three months ended September 30, 2023 and primarily included $15.9 million of cash dividends paid to Kennametal Shareholders, $13.7 million in common shares repurchased, and $7.0 million of the effect of employee benefit and stock plans and dividend reinvestment, partially offset by $23.4 million of borrowings under the Credit Agreement and an increase in notes payable of $7.2 million.

FINANCIAL CONDITION
Working capital was $605.5 million at September 30, 2024, an increase of $18.9 million from $586.6 million at June 30, 2024. The increase in working capital was primarily driven by an increase in inventories of $28.8 million, a decrease in other current liabilities of $18.2 million, and a decrease of accrued expenses of $9.4 million, partially offset by a decrease of accounts receivable of $20.3 million, an increase in accounts payable of $10.4 million and a decrease in cash and cash equivalents of $8.4 million. Currency exchange rate effects increased working capital by a total of approximately $16 million.
Property, plant and equipment, net increased $4.1 million from $938.1 million at June 30, 2024 to $942.1 million at September 30, 2024, primarily due to net capital additions of $24.7 million and currency exchange effects of $13 million, partially offset by depreciation expense of $30.8 million.
At September 30, 2024, total other assets were $575.9 million, an increase of $12.8 million from $563.1 million at June 30, 2024. The increase was primarily due to an increase in goodwill of $5.8 million and an increase of deferred income taxes of $3.3 million, partially offset by amortization of intangibles of $2.7 million. Currency exchange rate effects increased total other assets by approximately $14 million, the effects of which are included in the aforementioned changes.
Kennametal Shareholders' equity was $1,277.2 million at September 30, 2024, an increase of $27.3 million from $1,249.9 million at June 30, 2024. The increase was primarily due to other comprehensive income attributable to Kennametal of $33.6 million, net income attributable to Kennametal of $22.1 million and capital stock issued under employee benefit and stock plans of $2.1 million, partially offset by cash dividends paid to Kennametal Shareholders of $15.6 million, and the repurchase of capital stock of $15.0 million primarily under the share repurchase program.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES
There have been no changes to our critical accounting policies since June 30, 2024.

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
Reconciliations of organic sales growth (decline) to sales growth (decline) are as follows:

Three Months Ended September 30, 2024	Metal Cutting	Infrastructure	Total
Organic sales (decline) growth	(4)%	1%	(2)%
Foreign currency exchange effect(1)	(2)	—	(1)
Business days effect(4)	2	(1)	1
Sales decline	(4)%	—%	(2)%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Reconciliations of constant currency end market sales growth (decline) to end market sales growth (decline)(2) are as follows:

Metal Cutting
Three Months Ended September 30, 2024	General Engineering	Transportation	Aerospace & Defense	Energy
Constant currency end market sales (decline) growth	(4)%	(2)%	5%	—%
Foreign currency exchange effect(1)	(2)	(2)	(1)	(1)
End market sales growth (decline) growth(2)	(6)%	(4)%	4%	(1)%

Infrastructure
Three Months Ended September 30, 2024	Energy	Earthworks	General Engineering	Aerospace & Defense
Constant currency end market sale growth (decline)	2%	(6)%	—%	42%
Foreign currency exchange effect(1)	—	—	(1)	—
End market sales growth (decline)(2)	2%	(6)%	(1)%	42%

Total
Three Months Ended September 30, 2024	General Engineering	Transportation	Aerospace & Defense	Energy	Earthworks
Constant currency end market sales (decline) growth	(3)%	(2)%	13%	2%	(6)%
Foreign currency exchange effect(1)	(1)	(2)	—	(1)	—
End market sales (decline) growth(2)	(4)%	(4)%	13%	1%	(6)%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Reconciliations of constant currency regional sales growth (decline) to reported regional sales growth (decline)(3) are as follows:

	Three Months Ended September 30, 2024
	Americas	EMEA	Asia Pacific
Metal Cutting
Constant currency regional sales (decline) growth	(1)%	(6)%	3%
Foreign currency exchange effect(1)	(3)	—	(1)
Regional sales (decline) growth(3)	(4)%	(6)%	2%

Infrastructure
Constant currency regional sales (decline) growth	(3)%	12%	1%
Foreign currency exchange effect(1)	(1)	1	—
Regional sales (decline) growth(3)	(4)%	13%	1%

Total
Constant currency regional sales (decline) growth	(2)%	(1)%	2%
Foreign currency exchange effect(1)	(2)	(1)	(1)
Regional sales (decline) growth(3)	(4)%	(2)%	1%
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk exposures since June 30, 2024.

ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls' stated goals. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance at September 30, 2024 that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
In the quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 through July 31, 2024	4,402	$23.49	—	$200,000,000
August 1 through August 31, 2024	551,833	25.09	385,000	190,300,000
September 1 through September 30, 2024	214,910	24.78	214,571	185,000,000
Total	771,145	$24.99	599,571

(1)During the current period, 1,634 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program. Also, during the current period employees delivered 169,940 shares of restricted stock to Kennametal, upon vesting, to satisfy tax withholding requirements.
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
32.1
Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Sanjay Chowbey, President and Chief Executive Officer of Kennametal Inc., and Patrick S. Watson, Vice President and Chief Financial Officer of Kennametal Inc.
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
(4)Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income for the three months ended September 30, 2024 and 2023, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2024 and 2023, (iii) the Condensed Consolidated Balance Sheets at September 30, 2024 and June 30, 2024, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2024 and 2023 and (v) Notes to Condensed Consolidated Financial Statements for the three months ended September 30, 2024 and 2023.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNAMETAL INC.

Date:	November 6, 2024	By:	/s/ John W. Witt
John W. Witt Vice President Finance and Corporate Controller