Form 10-Q
period 2024-12-31
KENNAMETAL INC
filed 2025-02-07
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2024
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

As of January 31, 2025, 77,360,327 shares of the Registrant’s Capital Stock, par value $1.25 per share, were outstanding.

KENNAMETAL INC.
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2024

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

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except per share amounts)	2024	2023	2024	2023
Sales	$482,051	$495,320	$963,999	$987,796
Cost of goods sold	337,021	355,723	667,960	685,301
Gross profit	145,030	139,597	296,039	302,495
Operating expense	109,308	107,342	220,962	218,991
Restructuring and other charges, net (Note 6)	1,335	1,033	1,946	4,119
Amortization of intangibles	2,720	2,743	5,438	5,788
Operating income	31,667	28,479	67,693	73,597
Interest expense	6,180	6,847	12,493	13,447
Other income, net	(1,477)	(687)	(3,136)	(597)
Income before income taxes	26,964	22,319	58,336	60,747
Provision for (benefit from) income taxes	7,927	(2,009)	15,833	6,050
Net income	19,037	24,328	42,503	54,697
Less: Net income attributable to noncontrolling interests	1,109	1,220	2,452	1,532
Net income attributable to Kennametal	$17,928	$23,108	$40,051	$53,165
PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL SHAREHOLDERS
Basic earnings per share	$0.23	$0.29	$0.51	$0.67
Diluted earnings per share	$0.23	$0.29	$0.51	$0.66
Basic weighted average shares outstanding	77,724	79,700	77,896	79,863
Diluted weighted average shares outstanding	78,379	80,114	78,495	80,395

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2024	2023	2024	2023
Net income	$19,037	$24,328	$42,503	$54,697
Other comprehensive (loss) income, net of tax
Unrealized gain (loss) on derivatives designated and qualified as cash flow hedges	1,169	(59)	1,085	(59)
Reclassification of unrealized gain on derivatives designated and qualified as cash flow hedges	(169)	(192)	(392)	(385)
Unrecognized net pension and other postretirement benefit plans gain (loss)	3,191	(1,752)	616	(235)
Reclassification of net pension and other postretirement benefit plans loss	1,539	1,071	3,724	2,125
Foreign currency translation adjustments	(56,998)	31,791	(21,960)	11,604
Total other comprehensive (loss) income, net of tax	(51,268)	30,859	(16,927)	13,050
Total comprehensive (loss) income	(32,231)	55,187	25,576	67,747
Less: comprehensive (loss) income attributable to noncontrolling interests	(669)	1,888	1,397	1,560
Comprehensive (loss) income attributable to Kennametal Shareholders	$(31,562)	$53,299	$24,179	$66,187
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)	December 31, 2024	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$121,151	$127,971
Accounts receivable, less allowance for doubtful accounts of $7,929 and $7,831, respectively	254,141	302,810
Inventories (Note 9)	536,634	514,632
Other current assets	56,848	57,179
Total current assets	968,774	1,002,592
Property, plant and equipment:
Land and buildings	418,947	415,376
Machinery and equipment	1,995,134	1,992,001
Less accumulated depreciation	(1,503,957)	(1,469,314)
Property, plant and equipment, net	910,124	938,063
Other assets:
Goodwill (Note 17)	268,796	271,567
Other intangible assets, less accumulated amortization of $188,804 and $184,352, respectively (Note 17)	75,715	81,421
Operating lease right-of-use assets	44,140	48,142
Deferred income taxes	78,574	79,333
Other	89,682	82,640
Total other assets	556,907	563,103
Total assets	$2,435,805	$2,503,758
LIABILITIES
Current liabilities:
Revolving and other lines of credit and notes payable (Note 11)	$1,370	$1,377
Current operating lease liabilities	12,100	12,766
Accounts payable	198,512	191,541
Accrued income taxes	10,802	13,152
Accrued expenses	37,996	53,013
Other current liabilities	121,448	144,112
Total current liabilities	382,228	415,961
Long-term debt, less current maturities (Note 10)	596,384	595,980
Operating lease liabilities	32,342	35,631
Deferred income taxes	35,345	36,171
Accrued pension and postretirement benefits	107,399	109,915
Accrued income taxes	1,683	1,484
Other liabilities	20,323	20,017
Total liabilities	1,175,704	1,215,159
Commitments and contingencies
EQUITY (Note 15)
Kennametal Shareholders’ Equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 77,329 and 77,889 shares issued, respectively	96,661	97,361
Additional paid-in capital	394,394	416,620
Retained earnings	1,179,385	1,170,482
Accumulated other comprehensive loss	(450,460)	(434,588)
Total Kennametal Shareholders’ Equity	1,219,980	1,249,875
Noncontrolling interests	40,121	38,724
Total equity	1,260,101	1,288,599
Total liabilities and equity	$2,435,805	$2,503,758
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Six Months Ended December 31,
(in thousands)	2024	2023
OPERATING ACTIVITIES
Net income	$42,503	$54,697
Adjustments to reconcile to cash from operations:
Depreciation	62,130	60,500
Amortization	5,438	5,788
Stock-based compensation expense	13,375	14,652
Restructuring and other charges, net (Note 6)	1,946	4,119
Deferred income taxes	(1,903)	(7,726)
Gain on insurance recoveries	(7,500)	—
Other	2,666	11,279
Changes in certain assets and liabilities:
Accounts receivable	43,167	20,447
Inventories	(30,695)	(9,471)
Accounts payable and accrued liabilities	(27,214)	(36,220)
Accrued income taxes	606	(17,259)
Accrued pension and postretirement benefits	(2,445)	(5,497)
Other	(1,174)	(7,001)
Net cash flow provided by operating activities	100,900	88,308
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(43,967)	(57,487)
Disposals of property, plant and equipment	405	5,208
Business acquisitions	—	(4,010)
Proceeds from insurance recoveries	7,193	—
Other	(222)	(117)
Net cash flow used in investing activities	(36,591)	(56,406)
FINANCING ACTIVITIES
Net increase in notes payable	—	2,112
Net increase in revolving and other lines of credit	—	20,500
Purchase of capital stock	(30,062)	(28,754)
The effect of employee benefit and stock plans and dividend reinvestment	(6,240)	(7,864)
Cash dividends paid to Shareholders	(31,148)	(31,844)
Other	(599)	(658)
Net cash flow used in financing activities	(68,049)	(46,508)
Effect of exchange rate changes on cash and cash equivalents	(3,080)	(680)
CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents	(6,820)	(15,286)
Cash and cash equivalents, beginning of period	127,971	106,021
Cash and cash equivalents, end of period	$121,151	$90,735
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.BASIS OF PRESENTATION
The condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q, which include our accounts and those of our subsidiaries in which we have a controlling interest, should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (the “2024 Annual Report”). The condensed consolidated balance sheet as of June 30, 2024 was derived from the audited balance sheet included in our 2024 Annual Report. The interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal recurring adjustments. The results for the six months ended December 31, 2024 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2025 is to the fiscal year ending June 30, 2025. When used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, the terms “the Company,” “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.

2.SUPPLEMENTAL CASH FLOW DISCLOSURES

	Six Months Ended December 31,
(in thousands)	2024	2023
Cash paid during the period for:
Interest	$12,383	$13,305
Income taxes	17,130	24,506
Supplemental disclosure of non-cash information:
Changes in accounts payable related to purchases of property, plant and equipment	166	(4,466)

3.     SUPPLIER FINANCE PROGRAM
We have a supplier finance program managed through two global financial institutions under which we agree to pay the financial institutions the stated amount of confirmed invoices from our participating suppliers on the invoice due date. We, or the global financial institutions, may terminate our agreements at any time upon 30 days written notice. We do not provide any forms of guarantees under these agreements. Supplier participation in the program is solely up to the supplier. We have no economic interest in a supplier’s decision to participate in the program, and their participation has no bearing on our payment terms or amounts due. The payment terms that we have with our suppliers under this program are considered commercially reasonable. As of December 31, 2024 and June 30, 2024, the obligations outstanding that the Company has confirmed as valid to the financial institutions under the program were $17.8 million and $26.1 million, respectively, and were recorded within trade accounts payable.

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
Level 3: Inputs that are unobservable.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2024, the fair values of our financial assets and financial liabilities are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$1,476	$—	$1,476
Total assets at fair value	$—	$1,476	$—	$1,476

Liabilities:
Derivatives (1)	$—	$27	$—	$27
Total liabilities at fair value	$—	$27	$—	$27

As of June 30, 2024, the fair values of our financial assets and financial liabilities are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$91	$—	$91
Total assets at fair value	$—	$91	$—	$91

Liabilities:
Derivatives (1)	$—	$89	$—	$89
Total liabilities at fair value	$—	$89	$—	$89
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
The fair value of derivatives designated and not designated as hedging instruments in the condensed consolidated balance sheets are as follows:

(in thousands)	December 31, 2024	June 30, 2024
Derivatives designated as hedging instruments
Other current assets - range forward contracts	$1,472	$43
Total derivatives designated as hedging instruments	1,472	43
Derivatives not designated as hedging instruments
Other current assets - currency forward contracts	$4	$48
Other current liabilities - currency forward contracts	(27)	(89)
Total derivatives not designated as hedging instruments	(23)	(41)
Total derivatives	$1,449	$2

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Certain currency forward contracts that hedge significant cross-border intercompany loans are considered as other derivatives and therefore do not qualify for hedge accounting. These contracts are recorded at fair value in the condensed consolidated balance sheets, with the offset to other income, net. Losses (gains) related to derivatives not designated as hedging instruments have been recognized as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2024	2023	2024	2023
Other income, net - currency forward contracts	$2	$(93)	$(12)	$29

CASH FLOW HEDGES
Range forward contracts (a transaction where both a put option is purchased and a call option is sold) are designated as cash flow hedges and hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts are recorded in accumulated other comprehensive loss and are recognized as a component of cost of goods sold when the underlying sale of products or services is recognized into earnings. The notional amount of the contracts translated into U.S. dollars at December 31, 2024 and June 30, 2024 was $35.3 million and $6.4 million, respectively. The time value component of the fair value of range forward contracts is excluded from the assessment of hedge effectiveness.
The following represents gains (losses), net of tax, related to cash flow hedges:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2024	2023	2024	2023
Unrealized gain (loss) recognized in other comprehensive income	$1,169	$(59)	$1,085	$(59)
No portion of the gains or losses recognized in earnings was due to ineffectiveness and no amounts were excluded from our effectiveness testing for the three and six months ended December 31, 2024 and 2023.

NET INVESTMENT HEDGES
As of December 31, 2024, we had certain foreign currency-denominated intercompany loans payable with total aggregate principal amounts of ¥391.7 million and €50.7 million, designated as net investment hedges to hedge the foreign exchange exposure of our net investment in our China-based and Euro-based subsidiaries, respectively. As of June 30, 2024, we had ¥279.7 million foreign currency-denominated intercompany loans payable designated as net investment hedges to hedge the foreign exchange exposure of our net investment in our China-based subsidiaries. A gain of $0.6 million and a loss of $0.3 million were recorded as a component of foreign currency translation adjustments in other comprehensive (loss) income for the three months ended December 31, 2024 and 2023, respectively. A gain of $0.6 million and a loss of $0.3 million were recorded as a component of foreign currency translation adjustments in other comprehensive (loss) income for the six months ended December 31, 2024 and 2023, respectively.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2024, the foreign currency-denominated intercompany loans payable designated as net investment hedges consisted of:

Instrument	Notional (CNY and EUR in thousands)(2)	Notional (USD in thousands)(2)	Maturity
Foreign currency-denominated intercompany loan payable	¥111,632	$15,294	February 2025
Foreign currency-denominated intercompany loan payable	¥59,105	$8,097	April 2025
Foreign currency-denominated intercompany loan payable	€7,093	$7,366	June 2025
Foreign currency-denominated intercompany loan payable	€12,515	$12,999	June 2025
Foreign currency-denominated intercompany loan payable	€14,060	$14,603	June 2025
Foreign currency-denominated intercompany loan payable	€17,018	$17,675	June 2025
Foreign currency-denominated intercompany loan payable	¥93,252	$12,776	August 2025
Foreign currency-denominated intercompany loan payable	¥127,730	$17,499	October 2025
(2) Includes principal and accrued interest.

6.    RESTRUCTURING AND OTHER CHARGES, NET
In the June quarter of fiscal 2023, we announced an initiative to streamline our cost structure. Total restructuring and related charges for this program of $22.0 million, compared to a target of approximately $25 million, were recorded through December 31, 2024, consisting of $16.6 million in Metal Cutting and $5.5 million in Infrastructure. This action is considered substantially complete as of December 31, 2024.
In January 2025, subsequent to the December quarter-end, the Company announced that it has initiated several actions that support the long-term competitiveness of the Company and align with the Investor Day commitments the Company made on September 8, 2023, including three to five plant closures by the end of fiscal 2027.
Within the Metal Cutting segment, the Company intends to close a facility in Greenfield, MA and consolidate two facilities near Barcelona, Spain into a single, modern facility. Subject to negotiations with local employee representatives, the operations in Greenfield, MA are expected to cease in April 2025 and the plant closure is expected to be substantially complete by December 31, 2025. The consolidation of the Barcelona, Spain facilities is expected to be substantially complete by June 30, 2025.
Additionally, to mitigate softer market conditions, especially in EMEA, the Company has initiated a global action to reduce structural costs by removing certain professional headcount.
The Company expects to incur pre-tax charges of approximately $25 million in connection with the execution of these actions; of which approximately $10 million is for cash-related facilities charges, approximately $10 million is for severance-related cash expenditures and approximately $5 million is for non-cash facilities charges.
We recorded restructuring and related charges of $1.4 million for the three months ended December 31, 2024, which consisted of $1.2 million in Metal Cutting and $0.2 million in Infrastructure. We recorded restructuring and related charges of $2.0 million for the six months ended December 31, 2024, which consisted of $1.8 million in Metal Cutting and $0.2 million in Infrastructure.
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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2024, $5.7 million and $2.8 million of the restructuring accrual was recorded in other current liabilities and other liabilities, respectively, in our condensed consolidated balance sheet. As of June 30, 2024, $8.4 million and $2.4 million of the restructuring accrual was recorded in other current liabilities and other liabilities, respectively. The amounts are as follows:

(in thousands)	June 30, 2024	Expense	Translation	Cash Expenditures	December 31, 2024
Severance	$10,799	$1,946	$(158)	$(4,158)	$8,429
Total	$10,799	$1,946	$(158)	$(4,158)	$8,429

7.    STOCK-BASED COMPENSATION
Stock Options
Changes in our stock options for the six months ended December 31, 2024 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, June 30, 2024	165,310	$34.78
Exercised	—	—
Lapsed or forfeited	(63,363)	42.13
Options outstanding, December 31, 2024	101,947	$30.20	0.7	$44
Options vested, December 31, 2024	101,947	$30.20	0.7	$44
Options exercisable, December 31, 2024	101,947	$30.20	0.7	$44
As of December 31, 2024 and June 30, 2024, there was no unrecognized compensation cost related to options outstanding, and all options were fully vested as of December 31, 2024 and June 30, 2024.
There was no cash received from the exercise of options during the six months ended December 31, 2024 and 2023. The total intrinsic value of options exercised during the six months ended December 31, 2024 and 2023 was zero.
Restricted Stock Units – Performance Vesting and Time Vesting
Changes in our performance vesting and time vesting restricted stock units for the six months ended December 31, 2024 were as follows:

	Performance Vesting Stock Units	Performance Vesting Weighted Average Fair Value	Time Vesting Stock Units	Time Vesting Weighted Average Fair Value
Unvested, June 30, 2024	552,461	$28.73	1,122,569	$27.36
Granted	303,546	25.15	735,220	25.10
Vested	(112,598)	36.72	(512,196)	28.69
Performance metric adjustments, net	(107,780)	32.98	—	—
Forfeited	(33,631)	26.13	(57,508)	25.83
Unvested, December 31, 2024	601,998	$24.81	1,288,085	$25.61
During the six months ended December 31, 2024 and 2023, compensation expense related to time vesting and performance vesting restricted stock units was $12.3 million and $14.0 million, respectively. Performance vesting stock units were adjusted by 107,780 units during the six months ended December 31, 2024 related to the fiscal 2024 performance year. As of December 31, 2024, the total unrecognized compensation cost related to unvested time vesting and performance vesting restricted stock units was $31.6 million and is expected to be recognized over a weighted average period of 1.9 years.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.    PENSION AND OTHER POSTRETIREMENT BENEFITS
The table below summarizes the components of net periodic pension expense (income):

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2024	2023	2024	2023
Service cost	$229	$293	$457	$590
Interest cost	8,514	8,857	17,019	17,764
Expected return on plan assets	(10,673)	(11,125)	(21,335)	(22,286)
Amortization of transition obligation	—	19	—	38
Amortization of prior service credit	(2)	(1)	(5)	(2)
Recognition of actuarial loss	2,107	1,428	4,210	2,872
Settlement	—	—	836	—
Net periodic pension expense (income)	$175	$(529)	$1,182	$(1,024)
During the fiscal 2025 September quarter, the Company completed the wind-up of its Canadian defined benefit pension plans and recorded a settlement charge of $0.8 million.
The table below summarizes the components of net periodic other postretirement benefit cost:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2024	2023	2024	2023
Interest cost	$98	$106	$196	$212
Amortization of prior service credit	(63)	(63)	(127)	(127)
Recognition of actuarial loss	34	35	70	71
Net periodic other postretirement benefit cost	$69	$78	$139	$156
The service cost component of net periodic pension expense (income) is reported as a component of cost of goods sold and operating expense. All other components of net periodic pension expense (income) and net periodic other postretirement benefit cost are reported as a component of other income, net.

9.    INVENTORIES
We used the last-in, first-out (LIFO) method of valuing inventories for 34 percent and 33 percent of total inventories at December 31, 2024 and June 30, 2024, respectively. Inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year; therefore, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs and are subject to any final year-end LIFO inventory adjustments.
Inventories consisted of the following:

(in thousands)	December 31, 2024	June 30, 2024
Finished goods	$312,511	$310,965
Work in process and powder blends	228,177	216,203
Raw materials	88,077	77,050
Inventories at current cost	628,765	604,218
Less: LIFO valuation	(92,131)	(89,586)
Total inventories	$536,634	$514,632

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.    LONG-TERM DEBT
Fixed rate debt had a fair market value of $554.5 million and $545.9 million at December 31, 2024 and June 30, 2024, respectively. The Level 2 fair value is determined based on the quoted market prices for similar debt instruments as of December 31, 2024 and June 30, 2024, respectively.

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
As of December 31, 2024, we were in compliance with all the covenants of the Credit Agreement, and there were no borrowings outstanding and $700.0 million of additional availability. There were no borrowings outstanding as of June 30, 2024.
Borrowings on other lines of credit and notes payable were $1.4 million and $1.4 million at December 31, 2024 and June 30, 2024, respectively.

12.     ENVIRONMENTAL MATTERS
The operation of our business has exposed us to certain liabilities and compliance costs related to environmental matters. We are involved in various environmental cleanup and remediation activities at certain sites associated with our current or former operations.
We establish and maintain accruals for estimated liabilities associated with certain environmental matters. At December 31, 2024, the balance of such accruals was $10.8 million, of which $1.4 million was current. At June 30, 2024, the balance was $11.0 million, of which $1.6 million was current.
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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

13.     INCOME TAXES
The effective income tax rates for the three months ended December 31, 2024 and 2023 were 29.4 percent (provision on income) and 9.0 percent (benefit on income), respectively. The year-over-year change is primarily due to a $7.8 million benefit related to a tax rate change in Switzerland that was enacted during the three months ended December 31, 2023 and geographical mix, which were partially offset by a benefit for an advanced manufacturing production credit under the Inflation Reduction Act during the three months ended December 31, 2024.
The effective income tax rates for the six months ended December 31, 2024 and 2023 were 27.1 percent and 10.0 percent (both provisions on income), respectively. The year-over-year change is primarily due to a $7.8 million benefit related to a tax rate change enacted in Switzerland, a $6.2 million benefit associated with a change in unrecognized tax benefits and a $2.9 million charge to settle tax litigation in Italy that were recorded during the six months ended December 31, 2023 and geographical mix, which were partially offset by a benefit of $1.4 million due to interest received to resolve an income tax dispute in India and a benefit for an advanced manufacturing production credit under the Inflation Reduction Act during the six months ended December 31, 2024.

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
The following table provides the computation of diluted shares outstanding for the three and six months ended December 31, 2024 and 2023:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2024	2023	2024	2023
Weighted-average shares outstanding during the period	77,724	79,700	77,896	79,863
Add: Unexercised stock options and unvested restricted stock units	655	414	599	532
Number of shares on which diluted earnings per share is calculated	78,379	80,114	78,495	80,395
Unexercised stock options with an exercise price greater than the average market price and restricted stock units not included in the computation because they were anti-dilutive	96	588	168	472

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.    EQUITY
A summary of the changes in the carrying amounts of total equity, Kennametal Shareholders’ equity and equity attributable to noncontrolling interests for the three months ended December 31, 2024 and 2023 is as follows:

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of September 30, 2024	$97,145	$403,975	$1,177,023	$(400,970)	$40,790	$1,317,963
Net income	—	—	17,928	—	1,109	19,037
Other comprehensive loss	—	—	—	(49,490)	(1,778)	(51,268)
Dividend reinvestment	2	40	—	—	—	42
Capital stock issued under employee benefit and stock plans(3)	172	4,753	—	—	—	4,925
Purchase of capital stock	(658)	(14,374)	—	—	—	(15,032)
Cash dividends ($0.20 per share)	—	—	(15,566)	—	—	(15,566)
Total equity, December 31, 2024	$96,661	$394,394	$1,179,385	$(450,460)	$40,121	$1,260,101

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of September 30, 2023	$99,773	$453,385	$1,138,712	$(431,512)	$38,393	$1,298,751
Net income	—	—	23,108	—	1,220	24,328
Other comprehensive income	—	—	—	30,191	668	30,859
Dividend reinvestment	2	43	—	—	—	45
Capital stock issued under employee benefit and stock plans(3)	80	4,979	—	—	—	5,059
Purchase of capital stock	(784)	(14,245)	—	—	—	(15,029)
Cash dividends ($0.20 per share)	—	—	(15,909)	—	—	(15,909)
Total equity, December 31, 2023	$99,071	$444,162	$1,145,911	$(401,321)	$40,281	$1,328,104

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the changes in the carrying amounts of total equity, Kennametal Shareholders’ equity and equity attributable to noncontrolling interests for the six months ended December 31, 2024 and 2023 is as follows:

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of June 30, 2024	$97,361	$416,620	$1,170,482	$(434,588)	$38,724	$1,288,599
Net income	—	—	40,051	—	2,452	42,503
Other comprehensive loss	—	—	—	(15,872)	(1,055)	(16,927)
Dividend reinvestment	4	81	—	—	—	85
Capital stock issued under employee benefit and stock plans(3)	705	6,346	—	—	—	7,051
Purchase of capital stock	(1,409)	(28,653)	—	—	—	(30,062)
Cash dividends ($0.40 per share)	—	—	(31,148)	—	—	(31,148)
Total equity, December 31, 2024	$96,661	$394,394	$1,179,385	$(450,460)	$40,121	$1,260,101

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of June 30, 2023	$99,794	$465,406	$1,124,590	$(414,343)	$38,721	$1,314,168
Net income	—	—	53,165	—	1,532	54,697
Other comprehensive income	—	—	—	13,022	28	13,050
Dividend reinvestment	5	85	—	—	—	90
Capital stock issued under employee benefit and stock plans(3)	689	6,008	—	—	—	6,697
Purchase of capital stock	(1,417)	(27,337)	—	—	—	(28,754)
Cash dividends ($0.40 per share)	—	—	(31,844)	—	—	(31,844)
Total equity, December 31, 2023	$99,071	$444,162	$1,145,911	$(401,321)	$40,281	$1,328,104
(3) Net of restricted stock units delivered upon vesting to satisfy tax withholding requirements.
The amounts of comprehensive (loss) income attributable to Kennametal Shareholders and noncontrolling interests are disclosed in the condensed consolidated statements of comprehensive (loss) income.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of, and changes in, accumulated other comprehensive loss (AOCL) were as follows, net of tax, for the six months ended December 31, 2024:

(in thousands)	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Attributable to Kennametal:
Balance, June 30, 2024	$(221,308)	$(216,263)	$2,983	$(434,588)
Other comprehensive income (loss) before reclassifications	616	(20,905)	1,085	(19,204)
Amounts reclassified from AOCL	3,724	—	(392)	3,332
Net other comprehensive income (loss)	4,340	(20,905)	693	(15,872)
AOCL, December 31, 2024	$(216,968)	$(237,168)	$3,676	$(450,460)

Attributable to noncontrolling interests:
Balance, June 30, 2024	$—	$(8,680)	$—	$(8,680)
Other comprehensive loss before reclassifications	—	(1,055)	—	(1,055)
Net other comprehensive loss	—	(1,055)	—	(1,055)
AOCL, December 31, 2024	$—	$(9,735)	$—	$(9,735)

The components of, and changes in, AOCL were as follows, net of tax, for the six months ended December 31, 2023:

(in thousands)	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Attributable to Kennametal:
Balance, June 30, 2023	$(215,435)	$(202,641)	$3,733	$(414,343)
Other comprehensive (loss) income before reclassifications	(235)	11,576	(59)	11,282
Amounts reclassified from AOCL	2,125	—	(385)	1,740
Net other comprehensive income (loss)	1,890	11,576	(444)	13,022
AOCL, December 31, 2023	$(213,545)	$(191,065)	$3,289	$(401,321)

Attributable to noncontrolling interests:
Balance, June 30, 2023	$—	$(8,139)	$—	$(8,139)
Other comprehensive income before reclassifications	—	28	—	28
Net other comprehensive income	—	28	—	28
AOCL, December 31, 2023	$—	$(8,111)	$—	$(8,111)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reclassifications out of AOCL for the three and six months ended December 31, 2024 and 2023 consisted of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2024	2023	2024	2023	Affected line item in the Income Statement
(Gain) loss on cash flow hedges:
Forward starting interest rate swaps	$(255)	$(255)	$(511)	$(511)	Interest expense
Currency exchange contracts	31	—	(8)	—	Cost of goods sold
Total before tax	(224)	(255)	(519)	(511)
Tax impact	55	63	127	126	Provision for income taxes
Net of tax	$(169)	$(192)	$(392)	$(385)

Pension and other postretirement benefits:
Amortization of transition obligations	$—	$19	$—	$38	Other (income) expense, net
Amortization of prior service credit	(65)	(64)	(132)	(129)	Other (income) expense, net
Recognition of actuarial losses	2,141	1,463	4,280	2,943	Other (income) expense, net
Settlement	—	—	836	—	Other (income) expense, net
Total before tax	2,076	1,418	4,984	2,852
Tax impact	(537)	(347)	(1,260)	(727)	Provision for income taxes
Net of tax	$1,539	$1,071	$3,724	$2,125

The amount of income tax allocated to each component of other comprehensive (loss) income for the three months ended December 31, 2024 and 2023 were as follows:

		2024			2023
(in thousands)	Pre-tax	Tax impact	Net of tax	Pre-tax	Tax impact	Net of tax
Unrealized gain (loss) on derivatives designated and qualified as cash flow hedges	$1,548	$(379)	$1,169	$(78)	$19	$(59)
Reclassification of unrealized gain on derivatives designated and qualified as cash flow hedges	(224)	55	(169)	(255)	63	(192)
Unrecognized net pension and other postretirement benefit plans gain (loss)	4,313	(1,122)	3,191	(2,378)	626	(1,752)
Reclassification of net pension and other postretirement benefit plans loss	2,076	(537)	1,539	1,418	(347)	1,071
Foreign currency translation adjustments	(56,998)	—	(56,998)	31,681	110	31,791
Other comprehensive (loss) income	$(49,285)	$(1,983)	$(51,268)	$30,388	$471	$30,859

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The amount of income tax allocated to each component of other comprehensive (loss) income for the six months ended December 31, 2024 and 2023 were as follows:

		2024			2023
(in thousands)	Pre-tax	Tax impact	Net of tax	Pre-tax	Tax impact	Net of tax
Unrealized gain (loss) on derivatives designated and qualified as cash flow hedges	$1,437	$(352)	$1,085	$(78)	$19	$(59)
Reclassification of unrealized gain on derivatives designated and qualified as cash flow hedges	(519)	127	(392)	(511)	126	(385)
Unrecognized net pension and other postretirement benefit plans gain (loss)	844	(228)	616	(331)	96	(235)
Reclassification of net pension and other postretirement benefit plans loss	4,984	(1,260)	3,724	2,852	(727)	2,125
Foreign currency translation adjustments	(21,960)	—	(21,960)	11,494	110	11,604
Other comprehensive (loss) income	$(15,214)	$(1,713)	$(16,927)	$13,426	$(376)	$13,050

17.    GOODWILL AND OTHER INTANGIBLE ASSETS
A summary of the carrying amount of goodwill attributable to each segment, as well as the changes in such, is as follows:

(in thousands)	Metal Cutting	Infrastructure	Total
Gross goodwill	$449,228	$633,211	$1,082,439
Accumulated impairment losses	(177,661)	(633,211)	(810,872)
Balance as of June 30, 2024	$271,567	$—	$271,567

Activity for the six months ended December 31, 2024:
Change in gross goodwill due to translation	(2,771)	—	(2,771)

Gross goodwill	446,457	633,211	1,079,668
Accumulated impairment losses	(177,661)	(633,211)	(810,872)
Balance as of December 31, 2024	$268,796	$—	$268,796
The components of our other intangible assets were as follows:

	Estimated Useful Life (in years)	December 31, 2024		June 30, 2024
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Technology-based and other	4 to 20	$31,492	$(24,626)	$31,715	$(24,476)
Customer-related	10 to 21	178,883	(123,088)	179,529	(120,091)
Unpatented technology	10 to 30	31,467	(27,968)	31,485	(27,130)
Trademarks	5 to 20	22,677	(13,122)	23,044	(12,655)
Total		$264,519	$(188,804)	$265,773	$(184,352)

18.     COMMITMENTS AND CONTINGENCIES
On February 4, 2025, MachiningCloud filed a lawsuit against the Company in the Superior Court of the State of California alleging breach of a contract and other matters and is seeking more than $330 million in damages. At this early stage of the litigation, no determination can be made with regard to the outcome of the litigation, including the probability of an unfavorable outcome. The Company intends to vigorously defend the action.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19.    SEGMENT DATA
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
Our sales and operating income by segment are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2024	2023	2024	2023
Sales:
Metal Cutting	$297,785	$311,445	$594,686	$619,675
Infrastructure	184,266	183,875	369,313	368,121
Total sales	$482,051	$495,320	$963,999	$987,796
Operating income:
Metal Cutting	$16,586	$25,527	$40,408	$57,644
Infrastructure	15,612	3,236	28,347	16,880
Corporate	(531)	(284)	(1,062)	(927)
Total operating income	31,667	28,479	67,693	73,597
Interest expense	6,180	6,847	12,493	13,447
Other income, net	(1,477)	(687)	(3,136)	(597)
Income before income taxes	$26,964	$22,319	$58,336	$60,747

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents Kennametal's revenue disaggregated by geography:

	Three Months Ended
	December 31, 2024			December 31, 2023
(in percentages)	Metal Cutting	Infrastructure	Total Kennametal	Metal Cutting	Infrastructure	Total Kennametal
Americas	44%	56%	49%	43%	57%	48%
Europe, the Middle East and Africa (EMEA)	36	21	30	38	19	31
Asia Pacific	20	23	21	19	24	21

	Six Months Ended
	December 31, 2024			December 31, 2023
(in percentages)	Metal Cutting	Infrastructure	Total Kennametal	Metal Cutting	Infrastructure	Total Kennametal
Americas	45%	56%	49%	44%	58%	49%
Europe, the Middle East and Africa (EMEA)	36	21	30	37	19	31
Asia Pacific	19	23	21	19	23	20
The following tables presents Kennametal's revenue disaggregated by end market:

	Three Months Ended December 31, 2024
(in percentages)	Metal Cutting	Infrastructure	Total Kennametal
General Engineering	54%	33%	46%
Transportation	26	—	16
Aerospace & Defense	13	9	11
Energy	7	24	14
Earthworks	—	34	13

	Three Months Ended December 31, 2023
(in percentages)	Metal Cutting	Infrastructure	Total Kennametal
General Engineering	54%	34%	47%
Transportation	27	—	17
Aerospace & Defense	12	6	10
Energy	7	23	13
Earthworks	—	37	13

	Six Months Ended December 31, 2024
(in percentages)	Metal Cutting	Infrastructure	Total Kennametal
General Engineering	54%	33%	46%
Transportation	26	—	16
Aerospace & Defense	13	9	11
Energy	7	23	13
Earthworks	—	35	14

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Six Months Ended December 31, 2023
(in percentages)	Metal Cutting	Infrastructure	Total Kennametal
General Engineering	54%	34%	47%
Transportation	27	—	17
Aerospace & Defense	12	6	9
Energy	7	23	13
Earthworks	—	37	14

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
Our sales of $482.1 million for the three months ended December 31, 2024 decreased 3 percent from $495.3 million in the prior year quarter, reflecting an organic sales decline of 6 percent, partially offset by a favorable business days effect of 3 percent.
Operating income for the three months ended December 31, 2024 was $31.7 million compared to $28.5 million in the prior year quarter. The year-over-year increase of $3.2 million was primarily due to lower raw material costs, pricing, incremental year-over-year restructuring savings of approximately $6 million, and within the Infrastructure segment, a net benefit of $2 million consisting of insurance recoveries related to the tornado that struck the Rogers, Arkansas facility late in fiscal 2024 and an advanced manufacturing production credit under the Inflation Reduction Act of approximately $2 million. These factors were partially offset by lower sales and production volumes and higher wages and general inflation.
Operating margin for the three months ended December 31, 2024 was 6.6 percent compared to 5.7 percent in the prior year quarter. The Metal Cutting and Infrastructure segments had operating margins of 5.6 percent and 8.5 percent, respectively, for the three months ended December 31, 2024.
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
For the three months ended December 31, 2024, earnings per diluted share (EPS) was $0.23 compared to EPS of $0.29 in the prior year quarter. EPS for the three months ended December 31, 2024 was unfavorably affected by restructuring and related charges of $0.01 per share and differences in annual projected tax rates of $0.01 per share.
Net cash flow provided by operating activities was $100.9 million during the six months ended December 31, 2024 compared to $88.3 million during the prior year period. Capital expenditures were $44.0 million and $57.5 million during the six months ended December 31, 2024 and 2023, respectively. During the six months ended December 31, 2024, the Company returned $61.2 million to shareholders through $30.1 million in share repurchases and $31.1 million in dividends. The Company has a long history of consistently paying dividends to shareholders since its listing on the New York Stock Exchange in 1967.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF CONTINUING OPERATIONS
SALES Sales for the three months ended December 31, 2024 were $482.1 million, a decrease of $13.3 million, or 3 percent, from $495.3 million in the prior year quarter, reflecting an organic sales decline of 6 percent, partially offset by a favorable business days effect of 3 percent.
Sales for the six months ended December 31, 2024 were $964.0 million, a decrease of $23.8 million, or 2 percent, from $987.8 million in the prior year period. The decrease in sales was driven by an organic sales decline of 4 percent, partially offset by a favorable business days effect of 2 percent.
Our sales growth (decline) by end market and region are as follows:

	Three Months Ended December 31, 2024		Six Months Ended December 31, 2024
(in percentages)	As Reported	Constant Currency	As Reported	Constant Currency
End market sales growth (decline):
Aerospace & Defense	14%	14%	13%	13%
Energy	1	1	1	1
General Engineering	(4)	(4)	(4)	(3)
Transportation	(9)	(9)	(7)	(5)
Earthworks	(6)	(7)	(6)	(6)
Regional sales decline:
Americas	(2)%	—%	(3)%	(1)%
Europe, the Middle East and Africa (EMEA)	(5)	(7)	(3)	(4)
Asia Pacific	(2)	(3)	—	(1)
GROSS PROFIT Gross profit for the three months ended December 31, 2024 was $145.0 million, an increase of $5.4 million from $139.6 million in the prior year quarter. The increase was primarily due to lower raw material costs, pricing, and within the Infrastructure segment, a net benefit of $2 million consisting of insurance recoveries related to the tornado that struck the Rogers, Arkansas facility late in fiscal 2024 and an advanced manufacturing production credit under the Inflation Reduction Act of approximately $2 million. These factors were partially offset by lower sales and production volumes and higher wages and general inflation. Gross profit margin for the three months ended December 31, 2024 was 30.1 percent, as compared to 28.2 percent in the prior year quarter.
Gross profit for the six months ended December 31, 2024 was $296.0 million, a decrease of $6.5 million from $302.5 million in the prior year period. The decrease was primarily due to lower sales and production volumes and higher wages and general inflation. These factors were partially offset by lower raw material costs, pricing, and within the Infrastructure segment, a net benefit of $6 million from insurance recoveries and an advanced manufacturing production credit under the Inflation Reduction Act of approximately $3 million. Gross profit margin for the six months ended December 31, 2024 was 30.7 percent, as compared to 30.6 percent in the prior year period.
OPERATING EXPENSE Operating expense for the three months ended December 31, 2024 was $109.3 million compared to $107.3 million for the three months ended December 31, 2023. Operating expense for the six months ended December 31, 2024 was $221.0 million compared to $219.0 million for the six months ended December 31, 2023.
Research and development expenses included in operating expense totaled $11.0 million and $11.0 million for the three months ended December 31, 2024 and 2023, respectively, and $22.1 million and $22.0 million for the six months ended December 31, 2024 and 2023, respectively.
RESTRUCTURING AND OTHER CHARGES, NET In the June quarter of fiscal 2023, we announced an initiative to streamline our cost structure. Total restructuring and related charges for this program of $22.0 million, compared to a target of approximately $25 million, were recorded through December 31, 2024, consisting of $16.6 million in Metal Cutting and $5.5 million in Infrastructure. This action is considered substantially complete as of December 31, 2024.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In January 2025, subsequent to the December quarter-end, the Company announced that it has initiated several actions that support the long-term competitiveness of the Company and align with the Investor Day commitments the Company made on September 8, 2023, including three to five plant closures by the end of fiscal 2027.
Within the Metal Cutting segment, the Company intends to close a facility in Greenfield, MA and consolidate two facilities near Barcelona, Spain into a single, modern facility. Subject to negotiations with local employee representatives, the operations in Greenfield, MA are expected to cease in April 2025 and the plant closure is expected to be substantially complete by December 31, 2025. The consolidation of the Barcelona, Spain facilities is expected to be substantially complete by June 30, 2025.
Additionally, to mitigate softer market conditions, especially in EMEA, the Company has initiated a global action to reduce structural costs by removing certain professional headcount.
These combined actions are currently expected to deliver annualized run rate pre-tax savings of approximately $15 million by the end of fiscal 2025. The Company expects to incur pre-tax charges of approximately $25 million in connection with the execution of these actions; of which approximately $10 million is for cash-related facilities charges, approximately $10 million is for severance-related cash expenditures and approximately $5 million is for non-cash facilities charges.
We recorded restructuring and related charges of $1.4 million for the three months ended December 31, 2024, which consisted of $1.2 million in Metal Cutting and $0.2 million in Infrastructure. We recorded restructuring and related charges of $2.0 million for the six months ended December 31, 2024, which consisted of $1.8 million in Metal Cutting and $0.2 million in Infrastructure.
INTEREST EXPENSE Interest expense for the three months ended December 31, 2024 decreased to $6.2 million compared to $6.8 million for the three months ended December 31, 2023. Interest expense for the six months ended December 31, 2024 decreased to $12.5 million compared to $13.4 million for the six months ended December 31, 2023. The decrease in interest expense is due primarily to decreased amounts outstanding under the Credit Agreement.
OTHER INCOME, NET Other income, net for the three months ended December 31, 2024 was $1.5 million compared to $0.7 million during the three months ended December 31, 2023. Other income, net for the six months ended December 31, 2024 was $3.1 million compared to $0.6 million during the six months ended December 31, 2023. The increase in other income was primarily due to insurance recoveries of approximately $1 million related to a litigation settlement in fiscal 2023, partially offset by higher net periodic pension expense, including a settlement charge of $0.8 million due to the wind-up of the Canadian defined benefit pension plans during the six months ended December 31, 2024.
PROVISION FOR INCOME TAXES The effective income tax rates for the three months ended December 31, 2024 and 2023 were 29.4 percent (provision on income) and 9.0 percent (benefit on income), respectively. The year-over-year change is primarily due to a $7.8 million benefit related to a tax rate change in Switzerland that was enacted during the three months ended December 31, 2023 and geographical mix, which were partially offset by a benefit for an advanced manufacturing production credit under the Inflation Reduction Act during the three months ended December 31, 2024.
The effective income tax rates for the six months ended December 31, 2024 and 2023 were 27.1 percent and 10.0 percent (both provisions on income), respectively. The year-over-year change is primarily due to a $7.8 million benefit related to a tax rate change enacted in Switzerland, a $6.2 million benefit associated with a change in unrecognized tax benefits and a $2.9 million charge to settle tax litigation in Italy that were recorded during the six months ended December 31, 2023 and geographical mix, which were partially offset by a benefit of $1.4 million due to interest received to resolve an income tax dispute in India and a benefit for an advanced manufacturing production credit under the Inflation Reduction Act during the six months ended December 31, 2024.

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

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Our sales and operating income by segment are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2024	2023	2024	2023
Sales:
Metal Cutting	$297,785	$311,445	$594,686	$619,675
Infrastructure	184,266	183,875	369,313	368,121
Total sales	$482,051	$495,320	$963,999	$987,796
Operating income:
Metal Cutting	$16,586	$25,527	$40,408	$57,644
Infrastructure	15,612	3,236	28,347	16,880
Corporate	(531)	(284)	(1,062)	(927)
Total operating income	31,667	28,479	67,693	73,597
Interest expense	6,180	6,847	12,493	13,447
Other income, net	(1,477)	(687)	(3,136)	(597)
Income before income taxes	$26,964	$22,319	$58,336	$60,747

METAL CUTTING

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except operating margin)	2024	2023	2024	2023
Sales	$297,785	$311,445	$594,686	$619,675
Operating income	16,586	25,527	40,408	57,644
Operating margin	5.6%	8.2%	6.8%	9.3%

	Three Months Ended December 31, 2024	Six Months Ended December 31, 2024
(in percentages)
Organic sales decline	(7)%	(5)%
Foreign currency exchange effect(1)	—	(1)
Business days effect(4)	3	2
Sales decline	(4)%	(4)%

	Three Months Ended December 31, 2024		Six Months Ended December 31, 2024
(in percentages)	As Reported	Constant Currency	As Reported	Constant Currency
End market sales growth (decline):
Aerospace & Defense	7%	7%	5%	6%
Energy	(1)	(1)	(1)	—
Transportation	(9)	(9)	(7)	(5)
General Engineering	(5)	(4)	(5)	(4)
Regional sales (decline) growth:
Americas	(2)%	—%	(3)%	(1)%
EMEA	(9)	(10)	(8)	(8)
Asia Pacific	—	(1)	1	1

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the three months ended December 31, 2024, Metal Cutting sales decreased 4 percent compared to the prior year quarter. This was driven by an organic sales decline of 7 percent, partially offset by a favorable business days effect of 3 percent. Aerospace & Defense end market sales increased in the Americas and EMEA as a result of our focused execution on our growth initiatives, the effects of which were partially offset by a decline in Asia Pacific due to lower economic activity and certain production challenges at our OEM customers. Energy end market sales decreased in EMEA due to customer order timing, partially offset by an increase in the Americas. Sales in the General Engineering end market declined primarily in EMEA, due to lower economic activity. Transportation end market sales decreased in EMEA and, to a lesser extent, the Americas as a result of lower volumes and project activity.
On a regional basis, sales in the Americas declined primarily due to decreases in the General Engineering and Transportation end markets and unfavorable currency exchange, partially offset by an increase in the Aerospace & Defense end market. Sales decreased in EMEA as a result of the Transportation and General Engineering end markets, partially offset by the Aerospace & Defense end market. Sales in Asia Pacific were flat primarily due to lower economic activity, partially offset by favorable currency exchange.
For the three months ended December 31, 2024, Metal Cutting operating income was $16.6 million compared to $25.5 million in the prior year quarter. The decrease in operating income was primarily due to lower sales and production volumes and higher wages and general inflation. These factors were partially offset by pricing, lower raw material costs and incremental year-over-year restructuring savings of approximately $4 million.
For the six months ended December 31, 2024, Metal Cutting sales decreased 4 percent compared to the prior year period. This was driven by an organic sales decline of 5 percent and an unfavorable foreign currency effect of 1 percent, partially offset by a favorable business days effect of 2 percent. Aerospace & Defense end market sales increased in EMEA and the Americas as a result of our focused execution on our growth initiatives, the effects of which were partially offset by a decline in Asia Pacific due to lower economic activity and certain production challenges at our OEM customers. Energy end market sales decreased primarily in Asia Pacific due to a decline in wind energy and unfavorable foreign currency exchange. Transportation end market sales decreased primarily in EMEA and the Americas resulting from lower volumes and project activity. General Engineering end market sales decreased primarily in EMEA and the Americas as a result of lower economic activity.
On a regional basis, sales in the Americas decreased primarily due to the General Engineering and Transportation end markets and unfavorable foreign currency exchange. Sales decreased in EMEA due to the General Engineering and Transportation end markets. Sales in Asia Pacific increased due to the Transportation end market.
For the six months ended December 31, 2024, Metal Cutting operating income was $40.4 million compared to $57.6 million in the prior year period. The decrease in operating income was primarily due to lower sales and production volumes and higher wages and general inflation. These factors were partially offset by lower raw material costs, incremental year-over-year restructuring savings of approximately $9 million and pricing.

INFRASTRUCTURE

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2024	2023	2024	2023
Sales	$184,266	$183,875	$369,313	$368,121
Operating income	15,612	3,236	28,347	16,880
Operating margin	8.5%	1.8%	7.7%	4.6%

	Three Months Ended December 31, 2024	Six Months Ended December 31, 2024
(in percentages)
Organic sales decline	(4)%	(1)%
Foreign currency exchange effect(1)	1	—
Business days effect(4)	3	1
Sales decline	—%	—%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Three Months Ended December 31, 2024		Six Months Ended December 31, 2024
(in percentages)	As Reported	Constant Currency	As Reported	Constant Currency
End market sales growth (decline) :
Aerospace & Defense	37%	35%	39%	38%
Energy	2	2	2	2
General Engineering	(1)	(2)	(1)	(1)
Earthworks	(6)	(7)	(6)	(6)
Regional sales (decline) growth:
Americas	(1)%	—%	(2)%	(2)%
EMEA	9	5	11	9
Asia Pacific	(5)	(6)	(2)	(3)
For the three months ended December 31, 2024, Infrastructure sales were flat from the prior year quarter, driven by a favorable business days effect of 3 percent and a favorable currency exchange effect of 1 percent, offset by an organic sales decline of 4 percent. Aerospace & Defense end market sales increased due to project timing and the execution of our growth initiatives. Energy end market sales increased in the Americas and Asia Pacific due to project timing, partially offset by lower global oil and gas activities as rig counts decreased year-over-year. Sales in the General Engineering end market decreased in EMEA due to declines in industrial activity year over year, partially offset by an increase in Asia Pacific from higher ceramics demand. Earthworks end market sales decreased in Asia Pacific due to lower customer capital investment from lower coal prices as well as order timing. Earthworks end market sales decreased in the Americas due to lower mining activity, including a customer mine closure, partially offset by an increase in sales in EMEA.
On a regional basis, sales in the Americas decreased due to a decline in the Earthworks end market from lower mining activity, including a customer mine closure and order timing, and unfavorable foreign currency exchange, partially offset by order timing in the Energy end market and execution of our growth initiatives in the Aerospace & Defense end market. Sales in EMEA increased in the Aerospace & Defense end market from order timing and execution of our strategic initiatives as well as higher Earthworks end market demand, partially offset by lower demand in the General Engineering and Energy end markets from declines in industrial activity year-over-year. Sales in Asia Pacific decreased due to a decline in underground mining from lower coal prices driving lower customer capital investment as well as order timing, partially offset by growth in the General Engineering and Energy end markets.
For the three months ended December 31, 2024, Infrastructure operating income was $15.6 million compared to $3.2 million in the prior year quarter. The increase in operating income was primarily due to the favorable timing of pricing compared to raw material costs, a net benefit of $2 million from insurance recoveries related to the tornado that struck the Rogers, Arkansas facility late in fiscal 2024, an advanced manufacturing production credit under the Inflation Reduction Act of approximately $2 million and incremental year-over-year restructuring savings of approximately $2 million. These factors were partially offset by lower production volumes and higher wages and general inflation.
For the six months ended December 31, 2024, Infrastructure sales were flat from the prior year period, driven by an organic sales decline of 1 percent, offset by a favorable business days effect of 1 percent. Sales growth in the Aerospace & Defense end market reflects project timing and the execution of our growth initiatives. Energy end market sales increased in the Americas and Asia Pacific primarily due to project timing, partially offset by lower global oil and gas activities as rig counts decreased year-over-year. General engineering end market sales decreased in the Americas stemming from temporary plant shutdowns during the September quarter of fiscal 2025 and in EMEA due to declines in industrial activity year-over-year, the effects of which were partially offset by an increase in Asia Pacific. Earthworks end market sales decreased in the Americas due to lower mining activity, including a customer mine closure, and decreased in Asia Pacific due to lower customer capital investment from lower coal prices as well as order timing, the effects of which were partially offset by an increase in sales in EMEA.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

On a regional basis, sales in the Americas decreased due to a decline in the Earthworks end market driven by lower mining activity, including a customer mine closure and project order timing, and a decline in the General Engineering end market due to temporary plant shutdowns during the September quarter of fiscal 2025, partially offset by order timing and execution of strategic initiatives in the Aerospace & Defense and Energy end markets. Sales in EMEA increased in the Aerospace & Defense end market from order timing and execution of our strategic initiatives as well as higher Earthworks end market demand. Sales in Asia Pacific decreased due to a decline in underground mining from lower coal prices driving lower customer capital investment as well as order timing, partially offset by growth in the General Engineering and Energy end markets.
For the six months ended December 31, 2024, Infrastructure operating income was $28.3 million compared to $16.9 million in the prior year period. The increase in operating income was primarily due to the favorable timing of pricing compared to raw material costs, a net benefit of $6 million from insurance recoveries related to the tornado that struck the Rogers, Arkansas facility late in fiscal 2024, an advanced manufacturing production credit under the Inflation Reduction Act of approximately $3 million and incremental year-over-year restructuring savings of approximately $3 million. These factors were partially offset by certain manufacturing costs in the September quarter of fiscal 2025, including temporary plant shutdowns for maintenance and process improvements, and higher wages and general inflation.

CORPORATE

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2024	2023	2024	2023
Corporate expense	$(531)	$(284)	$(1,062)	$(927)
For the three months ended December 31, 2024, Corporate expense increased by $0.2 million from the prior year quarter. For the six months ended December 31, 2024, Corporate expense increased by $0.1 million from the prior year period.

LIQUIDITY AND CAPITAL RESOURCES
Cash flow from operations is the primary source of funding for our capital expenditures. For the six months ended December 31, 2024, cash flow provided by operating activities was $100.9 million.
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
As of December 31, 2024, we were in compliance with all the covenants of the Credit Agreement, and there were no borrowings outstanding and $700.0 million of additional availability. There were no borrowings outstanding as of June 30, 2024.
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

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

At December 31, 2024, cash and cash equivalents were $121.2 million. Total Kennametal shareholders' equity was $1,220.0 million and total debt was $597.8 million. Our current senior credit ratings are at investment grade levels. We believe that our current financial position, liquidity and credit ratings provide us access to the capital markets. We believe that we have sufficient resources available to meet cash requirements for the next 12 months. We continue to closely monitor our liquidity position and the condition of the capital markets, as well as the counterparty risk of our credit providers. There have been no material changes in our contractual obligations and commitments since June 30, 2024.
Share Repurchase Program In February 2024, the Board of Directors of the Company authorized the Company to purchase up to $200 million of the Company's common stock over a three-year period. During the three and six months ended December 31, 2024, the Company repurchased $15 million and $30 million, respectively, of Kennametal common stock. Inception-to-date the Company has repurchased $30 million of Kennametal common stock under the $200 million three-year program.
Dividends During the six months ended December 31, 2024, the Company paid a total of $31.1 million in dividends to Kennametal Shareholders.
Cash Flow Provided by Operating Activities
During the six months ended December 31, 2024, cash flow provided by operating activities was $100.9 million, compared to $88.3 million for the prior year period. Cash flow provided by operating activities for the current year period consisted of net income and non-cash items amounting to an inflow of $118.7 million and changes in certain assets and liabilities netting to an outflow of $17.8 million. Contributing to the changes in certain assets and liabilities were an increase in inventories of $30.7 million and a decrease in accounts payable and accrued liabilities of $27.2 million. Partially offsetting these cash outflows was a decrease in accounts receivable of $43.2 million.
During the six months ended December 31, 2023, cash flow provided by operating activities was $88.3 million and consisted of net income and non-cash items amounting to an inflow of $143.3 million and changes in certain assets and liabilities netting to an outflow of $55.0 million. Contributing to the changes in certain assets and liabilities were a decrease in accounts payable and accrued liabilities of $36.2 million, a decrease in accrued income taxes of $17.3 million and an increase in inventories of $9.5 million. Partially offsetting these cash outflows was a decrease in accounts receivable of $20.4 million.
Cash Flow Used in Investing Activities
Cash flow used in investing activities was $36.6 million for the six months ended December 31, 2024, compared to $56.4 million for the prior year period. During the current year period, cash flow used in investing activities included capital expenditures of $44.0 million, which consisted primarily of equipment upgrades, partially offset by proceeds from insurance recoveries of $7.2 million.
Cash flow used in investing activities was $56.4 million for the six months ended December 31, 2023 and primarily included capital expenditures of $57.5 million, which consisted primarily of equipment upgrades, and the acquisition of a business for $4.0 million, partially offset by disposals of property, plant, and equipment of $5.2 million.
Cash Flow Used in Financing Activities
Cash flow used in financing activities was $68.0 million for the six months ended December 31, 2024 compared to $46.5 million in the prior year period. During the current year period, cash flow used in financing activities primarily included $31.1 million of cash dividends paid to Kennametal Shareholders, $30.1 million in common shares repurchased and $6.2 million of the effect of employee benefit and stock plans and dividend reinvestment.
Cash flow used in financing activities was $46.5 million for the six months ended December 31, 2023 and primarily included $31.8 million of cash dividends paid to Kennametal Shareholders, $28.8 million in common shares repurchased, and $7.9 million of the effect of employee benefit and stock plans and dividend reinvestment, partially offset by $20.5 million of borrowings under the Credit Agreement and an increase in notes payable of $2.1 million.

FINANCIAL CONDITION
Working capital was $586.5 million at December 31, 2024, a decrease of $0.1 million from $586.6 million at June 30, 2024. The decrease in working capital was primarily driven by a decrease in accounts receivable of $48.7 million, an increase in accounts payable of $7.0 million and a decrease in cash and cash equivalents of $6.8 million, partially offset by a decrease in other current liabilities of $22.7 million, an increase in inventories of $22.0 million, and a decrease of accrued expenses of $15.0 million. Currency exchange rate effects decreased working capital by a total of approximately $12 million.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Property, plant and equipment, net decreased $27.9 million from $938.1 million at June 30, 2024 to $910.1 million at December 31, 2024, primarily due to depreciation expense of $62.1 million and currency exchange effects of $9 million, partially offset by net capital additions of $43.6 million.
At December 31, 2024, total other assets were $556.9 million, a decrease of $6.2 million from $563.1 million at June 30, 2024. The decrease was primarily due to currency exchange rate effects of approximately $6 million, amortization of intangibles of $5.4 million, a decrease in lease right-of-use assets of $4.0 million, offset by an increase in other of $7.0 million.
Kennametal Shareholders' equity was $1,220.0 million at December 31, 2024, a decrease of $29.9 million from $1,249.9 million at June 30, 2024. The decrease was primarily due to cash dividends paid to Kennametal Shareholders of $31.1 million, and the repurchase of capital stock of $30.1 million primarily under the share repurchase program and other comprehensive loss attributable to Kennametal of $15.9 million, partially offset by net income attributable to Kennametal of $40.1 million, and capital stock issued under employee benefit and stock plans of $7.1 million.

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

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Reconciliations of organic sales decline to sales decline are as follows:

Three Months Ended December 31, 2024	Metal Cutting	Infrastructure	Total
Organic sales decline	(7)%	(4)%	(6)%
Foreign currency exchange effect(1)	—	1	—
Business days effect(4)	3	3	3
Sales decline	(4)%	—%	(3)%

Six Months Ended December 31, 2024	Metal Cutting	Infrastructure	Total
Organic sales decline	(5)%	(1)%	(4)%
Foreign currency exchange effect(1)	(1)	—	—
Business days effect(4)	2	1	2
Sales decline	(4)%	—%	(2)%
Reconciliations of constant currency end market sales (decline) growth to end market sales (decline) growth(2) are as follows:

Metal Cutting
Three Months Ended December 31, 2024	General Engineering	Transportation	Aerospace & Defense	Energy
Constant currency end market sales (decline) growth	(4)%	(9)%	7%	(1)%
Foreign currency exchange effect(1)	(1)	—	—	—
End market sales growth (decline) growth(2)	(5)%	(9)%	7%	(1)%

Infrastructure
Three Months Ended December 31, 2024	Energy	Earthworks	General Engineering	Aerospace & Defense
Constant currency end market sale growth (decline)	2%	(7)%	(2)%	35%
Foreign currency exchange effect(1)	—	1	1	2
End market sales growth (decline)(2)	2%	(6)%	(1)%	37%

Total
Three Months Ended December 31, 2024	General Engineering	Transportation	Aerospace & Defense	Energy	Earthworks
Constant currency end market sales (decline) growth	(4)%	(9)%	14%	1%	(7)%
Foreign currency exchange effect(1)	—	—	—	—	1
End market sales (decline) growth(2)	(4)%	(9)%	14%	1%	(6)%

Metal Cutting
Six Months Ended December 31, 2024	General Engineering	Transportation	Aerospace & Defense	Energy
Constant currency end market sales (decline) growth	(4)%	(5)%	6%	—%
Foreign currency exchange effect(1)	(1)	(2)	(1)	(1)
End market sales growth (decline) growth(2)	(5)%	(7)%	5%	(1)%

Infrastructure
Six Months Ended December 31, 2024	Energy	Earthworks	General Engineering	Aerospace & Defense
Constant currency end market sale growth (decline)	2%	(6)%	(1)%	38%
Foreign currency exchange effect(1)	—	—	—	1
End market sales growth (decline)(2)	2%	(6)%	(1)%	39%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Total
Six Months Ended December 31, 2024	General Engineering	Transportation	Aerospace & Defense	Energy	Earthworks
Constant currency end market sales (decline) growth	(3)%	(5)%	13%	1%	(6)%
Foreign currency exchange effect(1)	(1)	(2)	—	—	—
End market sales (decline) growth(2)	(4)%	(7)%	13%	1%	(6)%
Reconciliations of constant currency regional sales (decline) growth to reported regional sales (decline) growth(3) are as follows:

	Three Months Ended December 31, 2024			Six Months Ended December 31, 2024
	Americas	EMEA	Asia Pacific	Americas	EMEA	Asia Pacific
Metal Cutting
Constant currency regional sales (decline) growth	—%	(10)%	(1)%	(1)%	(8)%	1%
Foreign currency exchange effect(1)	(2)	1	1	(2)	—	—
Regional sales (decline) growth(3)	(2)%	(9)%	—%	(3)%	(8)%	1%

Infrastructure
Constant currency regional sales (decline) growth	—%	5%	(6)%	(2)%	9%	(3)%
Foreign currency exchange effect(1)	(1)	4	1	—	2	1
Regional sales (decline) growth(3)	(1)%	9%	(5)%	(2)%	11%	(2)%

Total
Constant currency regional sales decline	—%	(7)%	(3)%	(1)%	(4)%	(1)%
Foreign currency exchange effect(1)	(2)	2	1	(2)	1	1
Regional sales decline(3)	(2)%	(5)%	(2)%	(3)%	(3)%	—%
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

ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls' stated goals. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance at December 31, 2024 that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
In the quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 through October 31, 2024	4,296	$25.65	—	$185,000,000
November 1 through November 30, 2024	313,056	29.01	305,000	176,100,000
December 1 through December 31, 2024	221,057	27.85	219,760	170,000,000
Total	538,409	$28.50	524,760

(1)During the current period, 1,450 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program. Also, during the current period employees delivered 12,199 shares of restricted stock to Kennametal, upon vesting, to satisfy tax withholding requirements.
(2)In February 2024, the Board of Directors of the Company authorized a $200 million, three-year share repurchase program outside of the Company's dividend reinvestment program.

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
(4)Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2024 and 2023, (ii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended December 31, 2024 and 2023, (iii) the Condensed Consolidated Balance Sheets at December 31, 2024 and June 30, 2024, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2024 and 2023 and (v) Notes to Condensed Consolidated Financial Statements for the three and six months ended December 31, 2024 and 2023.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNAMETAL INC.

Date:	February 7, 2025	By:	/s/ John W. Witt
John W. Witt Vice President Finance and Corporate Controller