Form 10-Q
period 2025-03-31
KENNAMETAL INC
filed 2025-05-07
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2025
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

As of April 30, 2025, 76,233,564 shares of the Registrant’s Capital Stock, par value $1.25 per share, were outstanding.

KENNAMETAL INC.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2025

FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements that do not relate strictly to historical or current facts. You can identify forward-looking statements by words such as “should,” “anticipate,” “estimate,” “approximate,” “expect,” “may,” “will,” “project,” “intend,” “plan,” “believe” and other words of similar meaning and expression in connection with any discussion of future operating or financial performance or events. We have also included forward-looking statements in this Quarterly Report on Form 10-Q concerning, among other things, our strategy, goals, plans and projections regarding our financial position, liquidity and capital resources, results of operations, market position and product development. These statements are based on current estimates that involve inherent risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, our actual results could vary materially from our current expectations. There are a number of factors that could cause our actual results to differ from those indicated in the forward-looking statements. They include: uncertainties related to changes in macroeconomic and/or global conditions, including as a result of increased inflation, tariffs, and Russia's invasion of Ukraine and the resulting sanctions on Russia; the conflict in the Middle East; other economic recession; our ability to achieve all anticipated benefits of restructuring, simplification and modernization initiatives; Commercial Excellence growth initiatives and Operational Excellence initiatives; our foreign operations and international markets, such as currency exchange rates, different regulatory environments, trade barriers, exchange controls, and social and political instability, including the conflicts in Ukraine and the Middle East; changes in the regulatory environment in which we operate, including environmental, health and safety regulations; potential for future goodwill and other intangible asset impairment charges; our ability to protect and defend our intellectual property; continuity of information technology infrastructure; competition; our ability to retain our management and employees; demands on management resources; availability and cost of the raw materials we use to manufacture our products; product liability claims; integrating acquisitions and achieving the expected savings and synergies; global or regional catastrophic events; demand for and market acceptance of our products; business divestitures; energy costs; commodity prices; labor relations; and implementation of environmental remediation matters. We provide additional information about many of the specific risks we face in the “Risk Factors” section of our Annual Report on Form 10-K and in other periodic reports we file from time to time with the Securities and Exchange Commission. We can give no assurance that any goal or plan set forth in our forward-looking statements will be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. Except as required by law, we do not intend to release publicly any revisions to forward-looking statements as a result of future events or developments.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands, except per share amounts)	2025	2024	2025	2024
Sales	$486,399	$515,794	$1,450,398	$1,503,591
Cost of goods sold	330,034	362,532	997,993	1,047,834
Gross profit	156,365	153,262	452,405	455,757
Operating expense	104,013	108,684	324,975	327,674
Restructuring and other charges, net (Note 6)	5,589	6,465	7,535	10,585
Amortization of intangibles	2,703	2,886	8,142	8,674
Operating income	44,060	35,227	111,753	108,824
Interest expense	6,213	6,777	18,705	20,225
Other income, net	(5,454)	(76)	(8,589)	(674)
Income before income taxes	43,301	28,526	101,637	89,273
Provision for income taxes	10,219	7,816	26,052	13,866
Net income	33,082	20,710	75,585	75,407
Less: Net income attributable to noncontrolling interests	1,600	1,734	4,052	3,266
Net income attributable to Kennametal	$31,482	$18,976	$71,533	$72,141
PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL SHAREHOLDERS
Basic earnings per share	$0.41	$0.24	$0.92	$0.91
Diluted earnings per share	$0.41	$0.24	$0.91	$0.90
Basic weighted average shares outstanding	77,037	79,229	77,614	79,655
Diluted weighted average shares outstanding	77,651	79,849	78,208	80,197

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2025	2024	2025	2024
Net income	$33,082	$20,710	$75,585	$75,407
Other comprehensive income (loss), net of tax
Unrealized (loss) gain on derivatives designated and qualified as cash flow hedges	(258)	16	827	(43)
Reclassification of unrealized gain on derivatives designated and qualified as cash flow hedges	(768)	(159)	(1,160)	(544)
Unrecognized net pension and other postretirement benefit plans (loss) gain	(1,502)	474	(886)	239
Reclassification of net pension and other postretirement benefit plans loss	1,552	1,066	5,277	3,191
Foreign currency translation adjustments	22,880	(19,143)	919	(7,541)
Total other comprehensive income (loss), net of tax	21,904	(17,746)	4,977	(4,698)
Total comprehensive income	54,986	2,964	80,562	70,709
Less: comprehensive income attributable to noncontrolling interests	2,246	1,258	3,643	2,816
Comprehensive income attributable to Kennametal Shareholders	$52,740	$1,706	$76,919	$67,893
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)	March 31, 2025	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$97,467	$127,971
Accounts receivable, less allowance for doubtful accounts of $8,773 and $7,831, respectively	290,944	302,810
Inventories (Note 9)	555,989	514,632
Other current assets	68,960	57,179
Total current assets	1,013,360	1,002,592
Property, plant and equipment:
Land and buildings	426,771	415,376
Machinery and equipment	2,035,178	1,992,001
Less accumulated depreciation	(1,550,082)	(1,469,314)
Property, plant and equipment, net	911,867	938,063
Other assets:
Goodwill (Note 17)	272,857	271,567
Other intangible assets, less accumulated amortization of $192,700 and $184,352, respectively (Note 17)	73,348	81,421
Operating lease right-of-use assets	43,852	48,142
Deferred income taxes	79,799	79,333
Other	95,420	82,640
Total other assets	565,276	563,103
Total assets	$2,490,503	$2,503,758
LIABILITIES
Current liabilities:
Revolving and other lines of credit and notes payable (Note 11)	$12,561	$1,377
Current operating lease liabilities	12,195	12,766
Accounts payable	192,923	191,541
Accrued income taxes	10,695	13,152
Accrued expenses	46,894	53,013
Other current liabilities	140,358	144,112
Total current liabilities	415,626	415,961
Long-term debt, less current maturities (Note 10)	596,586	595,980
Operating lease liabilities	31,967	35,631
Deferred income taxes	35,877	36,171
Accrued pension and postretirement benefits	110,080	109,915
Accrued income taxes	1,763	1,484
Other liabilities	19,688	20,017
Total liabilities	1,211,587	1,215,159
Commitments and contingencies (Note 18)
EQUITY (Note 15)
Kennametal Shareholders’ Equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 76,233 and 77,889 shares issued, respectively	95,291	97,361
Additional paid-in capital	375,368	416,620
Retained earnings	1,195,411	1,170,482
Accumulated other comprehensive loss	(429,202)	(434,588)
Total Kennametal Shareholders’ Equity	1,236,868	1,249,875
Noncontrolling interests	42,048	38,724
Total equity	1,278,916	1,288,599
Total liabilities and equity	$2,490,503	$2,503,758
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Nine Months Ended March 31,
(in thousands)	2025	2024
OPERATING ACTIVITIES
Net income	$75,585	$75,407
Adjustments to reconcile to cash from operations:
Depreciation	93,279	91,056
Amortization	8,142	8,674
Stock-based compensation expense	18,329	20,651
Restructuring and other charges, net (Note 6)	7,535	10,585
Deferred income taxes	(1,917)	(7,661)
Gain on insurance recoveries	(7,500)	—
Other	817	13,511
Changes in certain assets and liabilities:
Accounts receivable	10,516	3,875
Inventories	(41,269)	7,044
Accounts payable and accrued liabilities	(14,140)	(26,014)
Accrued income taxes	(11,668)	(17,459)
Accrued pension and postretirement benefits	(5,023)	(8,529)
Other	(2,956)	(7,680)
Net cash flow provided by operating activities	129,730	163,460
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(67,506)	(84,240)
Disposals of property, plant and equipment	460	5,270
Business acquisitions	—	(4,010)
Proceeds from insurance recoveries	7,193	—
Other	(202)	(3,131)
Net cash flow used in investing activities	(60,055)	(86,111)
FINANCING ACTIVITIES
Net increase in notes payable	944	4,132
Net increase in revolving and other lines of credit	10,200	7,500
Purchase of capital stock	(55,081)	(43,786)
The effect of employee benefit and stock plans and dividend reinvestment	(6,570)	(7,949)
Cash dividends paid to Shareholders	(46,604)	(47,697)
Other	(915)	(859)
Net cash flow used in financing activities	(98,026)	(88,659)
Effect of exchange rate changes on cash and cash equivalents	(2,153)	(2,592)
CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents	(30,504)	(13,902)
Cash and cash equivalents, beginning of period	127,971	106,021
Cash and cash equivalents, end of period	$97,467	$92,119
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.BASIS OF PRESENTATION
The condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q, which include our accounts and those of our subsidiaries in which we have a controlling interest, should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (the “2024 Annual Report”). The condensed consolidated balance sheet as of June 30, 2024 was derived from the audited balance sheet included in our 2024 Annual Report. The interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal recurring adjustments. The results for the nine months ended March 31, 2025 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2025 is to the fiscal year ending June 30, 2025. When used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, the terms “the Company,” “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.

2.SUPPLEMENTAL CASH FLOW DISCLOSURES

	Nine Months Ended March 31,
(in thousands)	2025	2024
Cash paid during the period for:
Interest	$17,090	$18,631
Income taxes	39,636	32,458
Supplemental disclosure of non-cash information:
Changes in accounts payable related to purchases of property, plant and equipment	(346)	(7,209)

3.     SUPPLIER FINANCE PROGRAM
We have a supplier finance program managed through two global financial institutions under which we agree to pay the financial institutions the stated amount of confirmed invoices from our participating suppliers on the invoice due date. We, or the global financial institutions, may terminate our agreements at any time upon 30 days written notice. We do not provide any forms of guarantees under these agreements. Supplier participation in the program is solely up to the supplier. We have no economic interest in a supplier’s decision to participate in the program, and their participation has no bearing on our payment terms or amounts due. The payment terms that we have with our suppliers under this program are considered commercially reasonable. As of March 31, 2025 and June 30, 2024, the obligations outstanding that the Company has confirmed as valid to the financial institutions under the program were $15.9 million and $26.1 million, respectively, and were recorded within trade accounts payable.

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
Level 3: Inputs that are unobservable.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of March 31, 2025, the fair values of our financial assets and financial liabilities are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$245	$—	$245
Total assets at fair value	$—	$245	$—	$245

Liabilities:
Derivatives (1)	$—	$4	$—	$4
Total liabilities at fair value	$—	$4	$—	$4

As of June 30, 2024, the fair values of our financial assets and financial liabilities are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$91	$—	$91
Total assets at fair value	$—	$91	$—	$91

Liabilities:
Derivatives (1)	$—	$89	$—	$89
Total liabilities at fair value	$—	$89	$—	$89
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
The fair value of derivatives designated and not designated as hedging instruments in the condensed consolidated balance sheets are as follows:

(in thousands)	March 31, 2025	June 30, 2024
Derivatives designated as hedging instruments
Other current assets - range forward contracts	$207	$43
Total derivatives designated as hedging instruments	207	43
Derivatives not designated as hedging instruments
Other current assets - currency forward contracts	$38	$48
Other current liabilities - currency forward contracts	(4)	(89)
Total derivatives not designated as hedging instruments	34	(41)
Total derivatives	$241	$2

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

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2025	2024	2025	2024
Other (income) expense, net - currency forward contracts	$(56)	$14	$(68)	$43

CASH FLOW HEDGES
Range forward contracts (a transaction where both a put option is purchased and a call option is sold) are designated as cash flow hedges and hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts are recorded in accumulated other comprehensive loss and are recognized as a component of cost of goods sold when the underlying sale of products or services is recognized into earnings. The notional amount of the contracts translated into U.S. dollars at March 31, 2025 and June 30, 2024 was $19.4 million and $6.4 million, respectively. The time value component of the fair value of range forward contracts is excluded from the assessment of hedge effectiveness.
The following represents (losses) gains, net of tax, related to cash flow hedges:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2025	2024	2025	2024
Unrealized (loss) gain recognized in other comprehensive income	$(258)	$16	$827	$(43)
No portion of the gains or losses recognized in earnings was due to ineffectiveness and no amounts were excluded from our effectiveness testing for the three and nine months ended March 31, 2025 and 2024.

NET INVESTMENT HEDGES
As of March 31, 2025, we had certain foreign currency-denominated intercompany loans payable with total aggregate principal amounts of ¥409.2 million and €51.1 million, designated as net investment hedges to hedge the foreign exchange exposure of our net investment in our China-based and Euro-based subsidiaries, respectively. As of June 30, 2024, we had ¥279.7 million foreign currency-denominated intercompany loans payable designated as net investment hedges to hedge the foreign exchange exposure of our net investment in our China-based subsidiaries. A loss of $1.2 million and a gain of $0.3 million were recorded as a component of foreign currency translation adjustments in other comprehensive income (loss) for the three months ended March 31, 2025 and 2024, respectively. A loss of $0.6 million and a loss of $0.1 million were recorded as a component of foreign currency translation adjustments in other comprehensive income (loss) for the nine months ended March 31, 2025 and 2024, respectively.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of March 31, 2025, the foreign currency-denominated intercompany loans payable designated as net investment hedges consisted of:

Instrument	Notional (CNY and EUR in thousands)(2)	Notional (USD in thousands)(2)	Maturity
Foreign currency-denominated intercompany loan payable	¥59,541	$8,208	April 2025
Foreign currency-denominated intercompany loan payable	€7,158	$7,733	June 2025
Foreign currency-denominated intercompany loan payable	€12,614	$13,628	June 2025
Foreign currency-denominated intercompany loan payable	€14,182	$15,322	June 2025
Foreign currency-denominated intercompany loan payable	€17,157	$18,535	June 2025
Foreign currency-denominated intercompany loan payable	¥93,947	$12,952	August 2025
Foreign currency-denominated intercompany loan payable	¥128,684	$17,740	October 2025
Foreign currency-denominated intercompany loan payable	¥127,022	$17,511	February 2026
(2) Includes principal and accrued interest.

6.    RESTRUCTURING AND OTHER CHARGES, NET
In the June quarter of fiscal 2024, we announced an initiative to streamline our cost structure. Total restructuring and related charges for this program of $22.0 million, compared to a target of approximately $25 million, were recorded through December 31, 2024, consisting of $16.6 million in Metal Cutting and $5.5 million in Infrastructure. This action is considered substantially complete.
In January 2025, we announced several actions to support the long-term competitiveness of the Company and to mitigate softer market conditions. We expect to incur pre-tax charges of approximately $25 million in connection with the execution of these actions.
We recorded restructuring and related charges of $5.8 million for the three months ended March 31, 2025, which consisted of $4.3 million in Metal Cutting and $1.5 million in Infrastructure. Of this amount, restructuring-related charges of $0.2 million were included in cost of goods sold. We recorded restructuring and related charges of $7.9 million for the nine months ended March 31, 2025, which consisted of $6.2 million in Metal Cutting and $1.7 million in Infrastructure. Of this amount, restructuring-related charges of $0.4 million were included in cost of goods sold.
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
As of March 31, 2025, $9.0 million and $2.1 million of the restructuring accrual was recorded in other current liabilities and other liabilities, respectively, in our condensed consolidated balance sheet. As of June 30, 2024, $8.4 million and $2.4 million of the restructuring accrual was recorded in other current liabilities and other liabilities, respectively. The amounts are as follows:

(in thousands)	June 30, 2024	Expense	Translation	Cash Expenditures	March 31, 2025
Severance	$10,799	$7,535	$144	$(7,386)	$11,092
Total	$10,799	$7,535	$144	$(7,386)	$11,092

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.    STOCK-BASED COMPENSATION
Stock Options
Changes in our stock options for the nine months ended March 31, 2025 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, June 30, 2024	165,310	$34.78
Exercised	—	—
Lapsed or forfeited	(63,363)	42.13
Options outstanding, March 31, 2025	101,947	$30.20	0.4	$6
Options vested, March 31, 2025	101,947	$30.20	0.4	$6
Options exercisable, March 31, 2025	101,947	$30.20	0.4	$6
As of March 31, 2025 and June 30, 2024, there was no unrecognized compensation cost related to options outstanding, and all options were fully vested as of March 31, 2025 and June 30, 2024.
There was no cash received from the exercise of options during the nine months ended March 31, 2025 and 2024. The total intrinsic value of options exercised during the nine months ended March 31, 2025 and 2024 was zero.
Restricted Stock Units – Performance Vesting and Time Vesting
Changes in our performance vesting and time vesting restricted stock units for the nine months ended March 31, 2025 were as follows:

	Performance Vesting Stock Units	Performance Vesting Weighted Average Fair Value	Time Vesting Stock Units	Time Vesting Weighted Average Fair Value
Unvested, June 30, 2024	552,461	$28.73	1,122,569	$27.36
Granted	303,546	25.15	756,963	25.07
Vested	(112,598)	36.72	(536,640)	28.73
Performance metric adjustments, net	(107,780)	32.98	—	—
Forfeited	(34,999)	26.11	(98,309)	25.67
Unvested, March 31, 2025	600,630	$24.81	1,244,583	$25.51
During the nine months ended March 31, 2025 and 2024, compensation expense related to time vesting and performance vesting restricted stock units was $17.1 million and $19.8 million, respectively. Performance vesting stock units were adjusted by 107,780 units during the nine months ended March 31, 2025 related to the fiscal 2024 performance year. As of March 31, 2025, the total unrecognized compensation cost related to unvested time vesting and performance vesting restricted stock units was $27.0 million and is expected to be recognized over a weighted average period of 1.8 years.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.    PENSION AND OTHER POSTRETIREMENT BENEFITS
The table below summarizes the components of net periodic pension expense (income):

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2025	2024	2025	2024
Service cost	$221	$298	$678	$888
Interest cost	8,441	8,901	25,460	26,665
Expected return on plan assets	(10,629)	(11,156)	(31,964)	(33,442)
Amortization of transition obligation	—	19	—	57
Amortization of prior service credit	(1)	(1)	(6)	(4)
Recognition of actuarial loss	2,082	1,442	6,292	4,315
Settlement	—	—	836	—
Net periodic pension expense (income)	$114	$(497)	$1,296	$(1,521)
During the fiscal 2025 September quarter, the Company completed the wind-up of its Canadian defined benefit pension plans and recorded a settlement charge of $0.8 million.
The table below summarizes the components of net periodic other postretirement benefit cost:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2025	2024	2025	2024
Interest cost	$98	$106	$294	$318
Amortization of prior service credit	(64)	(63)	(190)	(190)
Recognition of actuarial loss	35	35	104	106
Net periodic other postretirement benefit cost	$69	$78	$208	$234
The service cost component of net periodic pension expense (income) is reported as a component of cost of goods sold and operating expense. All other components of net periodic pension expense (income) and net periodic other postretirement benefit cost are reported as a component of other income, net.

9.    INVENTORIES
We used the last-in, first-out (LIFO) method of valuing inventories for 33 percent and 33 percent of total inventories at March 31, 2025 and June 30, 2024, respectively. Inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year; therefore, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs and are subject to any final year-end LIFO inventory adjustments.
Inventories consisted of the following:

(in thousands)	March 31, 2025	June 30, 2024
Finished goods	$319,245	$310,965
Work in process and powder blends	241,159	216,203
Raw materials	89,643	77,050
Inventories at current cost	650,047	604,218
Less: LIFO valuation	(94,058)	(89,586)
Total inventories	$555,989	$514,632

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.    LONG-TERM DEBT
Fixed rate debt had a fair market value of $565.3 million and $545.9 million at March 31, 2025 and June 30, 2024, respectively. The Level 2 fair value is determined based on the quoted market prices for similar debt instruments as of March 31, 2025 and June 30, 2024, respectively.

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
As of March 31, 2025, we were in compliance with all the covenants of the Credit Agreement, and there were $10.2 million of borrowings outstanding and $689.8 million of additional availability. There were no borrowings outstanding as of June 30, 2024.
Borrowings on other lines of credit and notes payable were $2.4 million and $1.4 million at March 31, 2025 and June 30, 2024, respectively.

12.     ENVIRONMENTAL MATTERS
The operation of our business has exposed us to certain liabilities and compliance costs related to environmental matters. We are involved in various environmental cleanup and remediation activities at certain sites associated with our current or former operations.
We establish and maintain accruals for estimated liabilities associated with certain environmental matters. At March 31, 2025, the balance of such accruals was $10.9 million, of which $1.4 million was current. At June 30, 2024, the balance was $11.0 million, of which $1.6 million was current.
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

13.     INCOME TAXES
The effective income tax rates for the three months ended March 31, 2025 and 2024 were 23.6 percent and 27.4 percent, respectively. The year-over-year change is primarily due to a benefit from the advanced manufacturing production credit under the Inflation Reduction Act recorded during the current year quarter, partially offset by discrete tax benefits recorded in the prior year quarter related to provision to return adjustments, and geographical mix.
The effective income tax rates for the nine months ended March 31, 2025 and 2024 were 25.6 percent and 15.5 percent, respectively. The year-over-year change is primarily due to adjustments for the nine months ended March 31, 2024 that include a $7.8 million benefit related to a tax rate change enacted in Switzerland, a $6.2 million benefit associated with a change in unrecognized tax benefits and a $2.9 million charge to settle tax litigation in Italy, which were partially offset by adjustments for the nine months ended March 31, 2025 that include benefits from the advanced manufacturing production credit under the Inflation Reduction Act and $1.4 million due to interest received to resolve an income tax dispute in India, and geographical mix.
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
The following table provides the computation of diluted shares outstanding for the three and nine months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2025	2024	2025	2024
Weighted-average shares outstanding during the period	77,037	79,229	77,614	79,655
Add: Unexercised stock options and unvested restricted stock units	614	620	594	542
Number of shares on which diluted earnings per share is calculated	77,651	79,849	78,208	80,197
Unexercised stock options with an exercise price greater than the average market price and restricted stock units not included in the computation because they were anti-dilutive	319	349	276	420

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.    EQUITY
A summary of the changes in the carrying amounts of total equity, Kennametal Shareholders’ equity and equity attributable to noncontrolling interests for the three months ended March 31, 2025 and 2024 is as follows:

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of December 31, 2024	$96,661	$394,394	$1,179,385	$(450,460)	$40,121	$1,260,101
Net income	—	—	31,482	—	1,600	33,082
Other comprehensive income	—	—	—	21,258	646	21,904
Dividend reinvestment	2	40	—	—	—	42
Capital stock issued under employee benefit and stock plans(3)	49	4,532	—	—	—	4,581
Purchase of capital stock	(1,421)	(23,598)	—	—	—	(25,019)
Cash dividends ($0.20 per share)	—	—	(15,456)	—	—	(15,456)
Cash dividends to non-controlling interests	—	—	—	—	(319)	(319)
Total equity, March 31, 2025	$95,291	$375,368	$1,195,411	$(429,202)	$42,048	$1,278,916

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of December 31, 2023	$99,071	$444,162	$1,145,911	$(401,321)	$40,281	$1,328,104
Net income	—	—	18,976	—	1,734	20,710
Other comprehensive loss	—	—	—	(17,270)	(476)	(17,746)
Dividend reinvestment	2	42	—	—	—	44
Capital stock issued under employee benefit and stock plans(3)	18	5,851	—	—	—	5,869
Purchase of capital stock	(762)	(14,268)	—	—	—	(15,030)
Cash dividends ($0.20 per share)	—	—	(15,853)	—	—	(15,853)
Cash dividends to non-controlling interests	—	—	—	—	(204)	(204)
Total equity, March 31, 2024	$98,329	$435,787	$1,149,034	$(418,591)	$41,335	$1,305,894

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the changes in the carrying amounts of total equity, Kennametal Shareholders’ equity and equity attributable to noncontrolling interests for the nine months ended March 31, 2025 and 2024 is as follows:

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of June 30, 2024	$97,361	$416,620	$1,170,482	$(434,588)	$38,724	$1,288,599
Net income	—	—	71,533	—	4,052	75,585
Other comprehensive income	—	—	—	5,386	(409)	4,977
Dividend reinvestment	6	121	—	—	—	127
Capital stock issued under employee benefit and stock plans(3)	755	10,877	—	—	—	11,632
Purchase of capital stock	(2,831)	(52,250)	—	—	—	(55,081)
Cash dividends ($0.60 per share)	—	—	(46,604)	—	—	(46,604)
Cash dividends to non-controlling interests	—	—	—	—	(319)	(319)
Total equity, March 31, 2025	$95,291	$375,368	$1,195,411	$(429,202)	$42,048	$1,278,916

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of June 30, 2023	$99,794	$465,406	$1,124,590	$(414,343)	$38,721	$1,314,168
Net income	—	—	72,141	—	3,266	75,407
Other comprehensive loss	—	—	—	(4,248)	(450)	(4,698)
Dividend reinvestment	7	128	—	—	—	135
Capital stock issued under employee benefit and stock plans(3)	708	11,859	—	—	—	12,567
Purchase of capital stock	(2,180)	(41,606)	—	—	—	(43,786)
Cash dividends ($0.60 per share)	—	—	(47,697)	—	—	(47,697)
Cash dividends to non-controlling interests	—	—	—	—	(202)	$(202)
Total equity, March 31, 2024	$98,329	$435,787	$1,149,034	$(418,591)	$41,335	$1,305,894
(3) Net of restricted stock units delivered upon vesting to satisfy tax withholding requirements.
The amounts of comprehensive income (loss) attributable to Kennametal Shareholders and noncontrolling interests are disclosed in the condensed consolidated statements of comprehensive income.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of, and changes in, accumulated other comprehensive loss (AOCL) were as follows, net of tax, for the nine months ended March 31, 2025:

(in thousands)	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Attributable to Kennametal:
Balance, June 30, 2024	$(221,308)	$(216,263)	$2,983	$(434,588)
Other comprehensive (loss) income before reclassifications	(887)	1,329	827	1,269
Amounts reclassified from AOCL	5,277	—	(1,160)	4,117
Net other comprehensive income (loss)	4,390	1,329	(333)	5,386
AOCL, March 31, 2025	$(216,918)	$(214,934)	$2,650	$(429,202)

Attributable to noncontrolling interests:
Balance, June 30, 2024	$—	$(8,680)	$—	$(8,680)
Other comprehensive loss before reclassifications	—	(409)	—	(409)
Net other comprehensive loss	—	(409)	—	(409)
AOCL, March 31, 2025	$—	$(9,089)	$—	$(9,089)

The components of, and changes in, AOCL were as follows, net of tax, for the nine months ended March 31, 2024:

(in thousands)	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Attributable to Kennametal:
Balance, June 30, 2023	$(215,435)	$(202,641)	$3,733	$(414,343)
Other comprehensive income (loss) before reclassifications	239	(7,091)	(43)	(6,895)
Amounts reclassified from AOCL	3,191	—	(544)	2,647
Net other comprehensive income (loss)	3,430	(7,091)	(587)	(4,248)
AOCL, March 31, 2024	$(212,005)	$(209,732)	$3,146	$(418,591)

Attributable to noncontrolling interests:
Balance, June 30, 2023	$—	$(8,139)	$—	$(8,139)
Other comprehensive loss before reclassifications	—	(450)	—	(450)
Net other comprehensive loss	—	(450)	—	(450)
AOCL, March 31, 2024	$—	$(8,589)	$—	$(8,589)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reclassifications out of AOCL for the three and nine months ended March 31, 2025 and 2024 consisted of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2025	2024	2025	2024	Affected line item in the Income Statement
Gains on cash flow hedges:
Forward starting interest rate swaps	$(255)	$(255)	$(766)	$(766)	Interest expense
Currency exchange contracts	(762)	36	(770)	17	Cost of goods sold
Total before tax	(1,017)	(219)	(1,536)	(749)
Tax impact	249	60	376	205	Provision for income taxes
Net of tax	$(768)	$(159)	$(1,160)	$(544)

Pension and other postretirement benefits:
Amortization of transition obligations	$—	$19	$—	$57	Other income, net
Amortization of prior service credit	(65)	(64)	(196)	(194)	Other income, net
Recognition of actuarial losses	2,117	1,477	6,396	4,421	Other income, net
Settlement	—	—	836	—	Other income, net
Total before tax	2,052	1,432	7,036	4,284
Tax impact	(500)	(366)	(1,759)	(1,093)	Provision for income taxes
Net of tax	$1,552	$1,066	$5,277	$3,191

The amount of income tax allocated to each component of other comprehensive income (loss) for the three months ended March 31, 2025 and 2024 were as follows:

		2025			2024
(in thousands)	Pre-tax	Tax impact	Net of tax	Pre-tax	Tax impact	Net of tax
Unrealized (loss) gain on derivatives designated and qualified as cash flow hedges	$(342)	$84	$(258)	$22	$(6)	$16
Reclassification of unrealized gain on derivatives designated and qualified as cash flow hedges	(1,017)	249	(768)	(219)	60	(159)
Unrecognized net pension and other postretirement benefit plans (loss) gain	(2,033)	531	(1,502)	655	(181)	474
Reclassification of net pension and other postretirement benefit plans loss	2,052	(500)	1,552	1,432	(366)	1,066
Foreign currency translation adjustments	22,880	—	22,880	(19,229)	86	(19,143)
Other comprehensive income (loss)	$21,540	$364	$21,904	$(17,339)	$(407)	$(17,746)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The amount of income tax allocated to each component of other comprehensive (loss) income for the nine months ended March 31, 2025 and 2024 were as follows:

		2025			2024
(in thousands)	Pre-tax	Tax impact	Net of tax	Pre-tax	Tax impact	Net of tax
Unrealized gain (loss) on derivatives designated and qualified as cash flow hedges	$1,095	$(268)	$827	$(59)	$16	$(43)
Reclassification of unrealized gain on derivatives designated and qualified as cash flow hedges	(1,536)	376	(1,160)	(749)	205	(544)
Unrecognized net pension and other postretirement benefit plans (loss) gain	(1,189)	303	(886)	324	(85)	239
Reclassification of net pension and other postretirement benefit plans loss	7,036	(1,759)	5,277	4,284	(1,093)	3,191
Foreign currency translation adjustments	919	—	919	(7,517)	(24)	(7,541)
Other comprehensive income (loss)	$6,325	$(1,348)	$4,977	$(3,717)	$(981)	$(4,698)

17.    GOODWILL AND OTHER INTANGIBLE ASSETS
A summary of the carrying amount of goodwill attributable to each segment, as well as the changes in such, is as follows:

(in thousands)	Metal Cutting	Infrastructure	Total
Gross goodwill	$449,228	$633,211	$1,082,439
Accumulated impairment losses	(177,661)	(633,211)	(810,872)
Balance as of June 30, 2024	$271,567	$—	$271,567

Activity for the nine months ended March 31, 2025:
Change in gross goodwill due to translation	1,290	—	1,290

Gross goodwill	450,518	633,211	1,083,729
Accumulated impairment losses	(177,661)	(633,211)	(810,872)
Balance as of March 31, 2025	$272,857	$—	$272,857
The components of our other intangible assets were as follows:

	Estimated Useful Life (in years)	March 31, 2025		June 30, 2024
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Technology-based and other	4 to 20	$31,786	$(25,158)	$31,715	$(24,476)
Customer-related	10 to 21	179,630	(125,631)	179,529	(120,091)
Unpatented technology	10 to 30	31,490	(28,416)	31,485	(27,130)
Trademarks	5 to 20	23,142	(13,495)	23,044	(12,655)
Total		$266,048	$(192,700)	$265,773	$(184,352)

18.     COMMITMENTS AND CONTINGENCIES
In February 2025, MachiningCloud, Inc. filed a lawsuit against the Company in the Superior Court of the State of California alleging breach of a contract and other matters and is seeking more than $330 million in damages. The Company removed the case to federal court in the Western District of California Western Division. At this early stage of the litigation, no determination can be made with regard to the outcome of the litigation, including the probability of an unfavorable outcome. The Company intends to vigorously defend the action, including without limitation, bringing counterclaims against MachiningCloud, Inc.

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
Our sales and operating income by segment are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2025	2024	2025	2024
Sales:
Metal Cutting	$304,349	$326,561	$899,035	$946,237
Infrastructure	182,050	189,233	551,363	557,354
Total sales	$486,399	$515,794	$1,450,398	$1,503,591
Operating income:
Metal Cutting	$24,900	$30,809	$65,308	$88,453
Infrastructure	19,423	5,140	47,770	22,020
Corporate	(263)	(722)	(1,325)	(1,649)
Total operating income	44,060	35,227	111,753	108,824
Interest expense	6,213	6,777	18,705	20,225
Other income, net	(5,454)	(76)	(8,589)	(674)
Income before income taxes	$43,301	$28,526	$101,637	$89,273

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents Kennametal's revenue disaggregated by geography:

	Three Months Ended
	March 31, 2025			March 31, 2024
(in percentages)	Metal Cutting	Infrastructure	Total Kennametal	Metal Cutting	Infrastructure	Total Kennametal
Americas	45%	57%	49%	44%	58%	49%
Europe, the Middle East and Africa (EMEA)	37	21	31	39	20	32
Asia Pacific	18	22	20	17	22	19

	Nine Months Ended
	March 31, 2025			March 31, 2024
(in percentages)	Metal Cutting	Infrastructure	Total Kennametal	Metal Cutting	Infrastructure	Total Kennametal
Americas	45%	56%	49%	44%	58%	49%
EMEA	36	21	31	38	19	31
Asia Pacific	19	23	20	18	23	20
The following tables presents Kennametal's revenue disaggregated by end market:

	Three Months Ended March 31, 2025
(in percentages)	Metal Cutting	Infrastructure	Total Kennametal
General Engineering	53%	33%	45%
Transportation	27	—	17
Aerospace & Defense	13	10	12
Energy	7	24	13
Earthworks	—	33	13

	Three Months Ended March 31, 2024
(in percentages)	Metal Cutting	Infrastructure	Total Kennametal
General Engineering	54%	33%	46%
Transportation	26	—	17
Aerospace & Defense	13	8	11
Energy	7	24	13
Earthworks	—	35	13

	Nine Months Ended March 31, 2025
(in percentages)	Metal Cutting	Infrastructure	Total Kennametal
General Engineering	53%	33%	46%
Transportation	27	—	16
Aerospace & Defense	13	9	12
Energy	7	23	13
Earthworks	—	35	13

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Nine Months Ended March 31, 2024
(in percentages)	Metal Cutting	Infrastructure	Total Kennametal
General Engineering	54%	34%	47%
Transportation	27	—	17
Aerospace & Defense	12	7	10
Energy	7	23	13
Earthworks	—	36	13

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
Our sales of $486.4 million for the three months ended March 31, 2025 decreased 6 percent from $515.8 million in the prior year quarter, reflecting an organic sales decline of 3 percent and an unfavorable currency exchange effect of 3 percent.
Operating income for the three months ended March 31, 2025 was $44.1 million compared to $35.2 million in the prior year quarter. The year-over-year increase of $8.8 million was primarily due to an advanced manufacturing production credit under the Inflation Reduction Act of approximately $10 million within the Infrastructure segment, lower raw material costs, pricing, and incremental year-over-year restructuring savings of approximately $6 million. These factors were partially offset by lower sales and production volumes, higher wages and general inflation and an unfavorable currency exchange effect of approximately $3 million.
Operating margin for the three months ended March 31, 2025 was 9.1 percent compared to 6.8 percent in the prior year quarter. The Metal Cutting and Infrastructure segments had operating margins of 8.2 percent and 10.7 percent, respectively, for the three months ended March 31, 2025.
Uncertainties with respect to evolving global trade policies and tariffs have negatively affected the global economy. We are currently estimating a potential exposure of approximately $80 million related to additional tariffs on an annual basis. The Company's results of operations, cash flows and financial condition could be negatively impacted by a decrease in demand for our products or an inability to effectively mitigate tariff-related cost increases through pricing and sourcing strategies. These factors could also increase the potential for future impairment charges, including goodwill and other intangible asset impairments. We continue to monitor the situation and are working to mitigate any negative impacts from tariffs.
Additionally, our business has been negatively affected by foreign currency exchange and inflationary headwinds. We have been able to partially mitigate the effects of inflation, foreign currency exchange challenges and other disruptions through price increases on our products. We cannot predict the ultimate effect of these issues on our business, operating results or financial condition, but we will continue to monitor macroeconomic conditions and attempt to mitigate the negative effect to the extent possible.
For the three months ended March 31, 2025, earnings per diluted share (EPS) was $0.41 compared to EPS of $0.24 in the prior year quarter. EPS for the three months ended March 31, 2025 was unfavorably affected by restructuring and related charges of $0.06 per share.
Net cash flow provided by operating activities was $129.7 million during the nine months ended March 31, 2025 compared to $163.5 million during the prior year period. Capital expenditures were $67.5 million and $84.2 million during the nine months ended March 31, 2025 and 2024, respectively. During the nine months ended March 31, 2025, the Company returned $101.7 million to shareholders through $55.1 million in share repurchases and $46.6 million in dividends. The Company has a long history of consistently paying dividends to shareholders since its listing on the New York Stock Exchange in 1967.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF CONTINUING OPERATIONS
SALES Sales for the three months ended March 31, 2025 were $486.4 million, a decrease of $29.4 million, or 6 percent, from $515.8 million in the prior year quarter, reflecting an organic sales decline of 3 percent and an unfavorable currency exchange effect of 3 percent.
Sales for the nine months ended March 31, 2025 were $1,450.4 million, a decrease of $53.2 million, or 4 percent, from $1,503.6 million in the prior year period. The decrease in sales was driven by an organic sales decline of 3 percent and an unfavorable currency exchange effect of 2 percent, partially offset by a favorable business days effect of 1 percent.
Our sales growth (decline) by end market and region are as follows:

	Three Months Ended March 31, 2025		Nine Months Ended March 31, 2025
(in percentages)	As Reported	Constant Currency	As Reported	Constant Currency
End market sales growth (decline):
Aerospace & Defense	4%	7%	10%	11%
Energy	(3)	(1)	—	—
General Engineering	(8)	(5)	(5)	(4)
Transportation	(6)	(2)	(7)	(4)
Earthworks	(8)	(7)	(6)	(7)
Regional sales decline:
Americas	(5)%	(3)%	(3)%	(2)%
Europe, the Middle East and Africa (EMEA)	(8)	(4)	(5)	(4)
Asia Pacific	(4)	(1)	(2)	(1)
GROSS PROFIT Gross profit for the three months ended March 31, 2025 was $156.4 million, an increase of $3.1 million from $153.3 million in the prior year quarter. The increase was primarily due to an advanced manufacturing production credit under the Inflation Reduction Act of approximately $10 million within the Infrastructure segment, lower raw material costs and pricing. These factors were partially offset by lower sales and production volumes and higher wages and general inflation. Gross profit margin for the three months ended March 31, 2025 was 32.1 percent, as compared to 29.7 percent in the prior year quarter.
Gross profit for the nine months ended March 31, 2025 was $452.4 million, a decrease of $3.4 million from $455.8 million in the prior year period. The decrease was primarily due to lower sales and production volumes and higher wages and general inflation. These factors were partially offset by lower raw material costs, pricing, an advanced manufacturing production credit under the Inflation Reduction Act of approximately $13 million within the Infrastructure segment, and a net benefit of $6 million from insurance recoveries. Gross profit margin for the nine months ended March 31, 2025 was 31.2 percent, as compared to 30.3 percent in the prior year period.
OPERATING EXPENSE Operating expense for the three months ended March 31, 2025 was $104.0 million compared to $108.7 million for the three months ended March 31, 2024. Operating expense for the nine months ended March 31, 2025 was $325.0 million compared to $327.7 million for the nine months ended March 31, 2024.
Research and development expenses included in operating expense totaled $11.1 million and $11.3 million for the three months ended March 31, 2025 and 2024, respectively, and $33.2 million and $33.3 million for the nine months ended March 31, 2025 and 2024, respectively.
RESTRUCTURING AND OTHER CHARGES, NET In January 2025, we announced several actions to support the long-term competitiveness of the Company and to mitigate softer market conditions. These actions are currently expected to deliver annualized run rate pre-tax savings of approximately $15 million by the end of fiscal 2025. We expect to incur pre-tax charges of approximately $25 million in connection with the execution of these actions.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

We recorded restructuring and related charges of $5.8 million for the three months ended March 31, 2025, which consisted of $4.3 million in Metal Cutting and $1.5 million in Infrastructure. Of this amount, restructuring-related charges of $0.2 million were included in cost of goods sold. We recorded restructuring and related charges of $7.9 million for the nine months ended March 31, 2025, which consisted of $6.2 million in Metal Cutting and $1.7 million in Infrastructure. Of this amount, restructuring-related charges of $0.4 million were included in cost of goods sold.
INTEREST EXPENSE Interest expense for the three months ended March 31, 2025 decreased to $6.2 million compared to $6.8 million for the three months ended March 31, 2024. Interest expense for the nine months ended March 31, 2025 decreased to $18.7 million compared to $20.2 million for the nine months ended March 31, 2024. The decrease in interest expense is due primarily to decreased amounts outstanding under the Credit Agreement.
OTHER INCOME, NET Other income, net for the three months ended March 31, 2025 was $5.5 million compared to $0.1 million during the three months ended March 31, 2024. Other income, net for the nine months ended March 31, 2025 was $8.6 million compared to $0.7 million during the nine months ended March 31, 2024. The increase in other income was primarily due to foreign currency transaction gains including preferential exchange rates in Bolivia, partially offset by higher net periodic pension expense.
PROVISION FOR INCOME TAXES The effective income tax rates for the three months ended March 31, 2025 and 2024 were 23.6 percent and 27.4 percent, respectively. The year-over-year change is primarily due to a benefit from the advanced manufacturing production credit under the Inflation Reduction Act recorded during the current year quarter, partially offset by discrete tax benefits recorded in the prior year quarter related to provision to return adjustments, and geographical mix.
The effective income tax rates for the nine months ended March 31, 2025 and 2024 were 25.6 percent and 15.5 percent, respectively. The year-over-year change is primarily due to adjustments for the nine months ended March 31, 2024 that include a $7.8 million benefit related to a tax rate change enacted in Switzerland, a $6.2 million benefit associated with a change in unrecognized tax benefits and a $2.9 million charge to settle tax litigation in Italy, which were partially offset by adjustments for the nine months ended March 31, 2025 that include benefits from the advanced manufacturing production credit under the Inflation Reduction Act and $1.4 million due to interest received to resolve an income tax dispute in India, and geographical mix.
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

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Our sales and operating income by segment are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2025	2024	2025	2024
Sales:
Metal Cutting	$304,349	$326,561	$899,035	$946,237
Infrastructure	182,050	189,233	551,363	557,354
Total sales	$486,399	$515,794	$1,450,398	$1,503,591
Operating income:
Metal Cutting	$24,900	$30,809	$65,308	$88,453
Infrastructure	19,423	5,140	47,770	22,020
Corporate	(263)	(722)	(1,325)	(1,649)
Total operating income	44,060	35,227	111,753	108,824
Interest expense	6,213	6,777	18,705	20,225
Other income, net	(5,454)	(76)	(8,589)	(674)
Income before income taxes	$43,301	$28,526	$101,637	$89,273

METAL CUTTING

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands, except operating margin)	2025	2024	2025	2024
Sales	$304,349	$326,561	$899,035	$946,237
Operating income	24,900	30,809	65,308	88,453
Operating margin	8.2%	9.4%	7.3%	9.3%

	Three Months Ended March 31, 2025	Nine Months Ended March 31, 2025
(in percentages)
Organic sales decline	(4)%	(5)%
Foreign currency exchange effect(1)	(3)	(2)
Business days effect(4)	—	2
Sales decline	(7)%	(5)%

	Three Months Ended March 31, 2025		Nine Months Ended March 31, 2025
(in percentages)	As Reported	Constant Currency	As Reported	Constant Currency
End market sales (decline) growth:
Aerospace & Defense	(3)%	—%	2%	3%
Energy	(2)	2	(1)	1
Transportation	(6)	(2)	(7)	(4)
General Engineering	(9)	(5)	(6)	(5)
Regional sales decline:
Americas	(4)%	(1)%	(3)%	(1)%
EMEA	(11)	(6)	(9)	(7)
Asia Pacific	(4)	(1)	(1)	—

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the three months ended March 31, 2025, Metal Cutting sales decreased 7 percent compared to the prior year quarter. This was driven by an organic sales decline of 4 percent and an unfavorable currency exchange effect of 3 percent. Energy end market sales increased in Asia Pacific due to wind energy and to a lesser extent in the Americas, the effects of which were offset by an unfavorable currency exchange effect and a decrease in EMEA. Aerospace & Defense end market sales decreased in Asia Pacific due to lower production resulting from a customer quality issue and in the Americas due to strike impacts, the effects of which were partially offset by an increase in EMEA due to the easing of supply chain challenges and improved build rates. Transportation end market sales decreased in EMEA as a result of lower auto production rates, partially offset by an increase in Asia Pacific and the Americas due to order timing. Sales in the General Engineering end market declined in EMEA, the Americas and Asia Pacific due to lower manufacturing activity.
On a regional basis, sales in the Americas declined primarily due to lower manufacturing activity in the General Engineering end market. Sales decreased in EMEA primarily as a result of the General Engineering, Transportation and Energy end markets. Sales in Asia Pacific decreased primarily due to the General Engineering and Aerospace & Defense end markets, partially offset by the Transportation and Energy end markets.
For the three months ended March 31, 2025, Metal Cutting operating income was $24.9 million compared to $30.8 million in the prior year quarter. The decrease in operating income was primarily due to lower sales and production volumes, an unfavorable currency exchange effect of approximately $3 million and higher wages and general inflation. These factors were partially offset by pricing, incremental year-over-year restructuring savings of approximately $4 million and lower raw material costs.
For the nine months ended March 31, 2025, Metal Cutting sales decreased 5 percent compared to the prior year period. This was driven by an organic sales decline of 5 percent and an unfavorable currency effect of 2 percent, partially offset by a favorable business days effect of 2 percent. Aerospace & Defense end market sales increased in EMEA and the Americas as a result of our focused execution on our growth initiatives, the effects of which were partially offset by a decline in Asia Pacific due to lower economic activity and certain production challenges at our OEM customers. Energy end market sales increased primarily in the Americas and Asia Pacific due to wind energy, the effects of which were offset by an unfavorable currency exchange effect and a decline in EMEA. Transportation end market sales decreased in EMEA and the Americas resulting from lower volumes and project activity, partially offset by an increase in Asia Pacific due to increased auto production and our focused execution on our growth initiatives. Sales in the General Engineering end market declined in EMEA, the Americas and Asia Pacific due to lower manufacturing activity.
On a regional basis, sales in the Americas decreased primarily due to the General Engineering and Transportation end markets. Sales decreased in EMEA primarily due to the General Engineering and Transportation end markets. Sales in Asia Pacific increased in the General Engineering and Aerospace & Defense and end markets, the effects of which were offset by the Transportation end markets and unfavorable currency exchange.
For the nine months ended March 31, 2025, Metal Cutting operating income was $65.3 million compared to $88.5 million in the prior year period. The decrease in operating income was primarily due to lower sales and production volumes and higher wages and general inflation. These factors were partially offset by pricing, incremental year-over-year restructuring savings of approximately $12 million and lower raw material costs.

INFRASTRUCTURE

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2025	2024	2025	2024
Sales	$182,050	$189,233	$551,363	$557,354
Operating income	19,423	5,140	47,770	22,020
Operating margin	10.7%	2.7%	8.7%	4.0%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Three Months Ended March 31, 2025	Nine Months Ended March 31, 2025
(in percentages)
Organic sales decline	(2)%	(1)%
Foreign currency exchange effect(1)	(2)	—
Business days effect(4)	—	—
Sales decline	(4)%	(1)%

	Three Months Ended March 31, 2025		Nine Months Ended March 31, 2025
(in percentages)	As Reported	Constant Currency	As Reported	Constant Currency
End market sales growth (decline) :
Aerospace & Defense	24%	28%	33%	34%
Energy	(3)	(3)	—	—
General Engineering	(6)	(4)	(3)	(2)
Earthworks	(8)	(7)	(6)	(7)
Regional sales (decline) growth:
Americas	(6)%	(5)%	(3)%	(3)%
EMEA	2	5	8	8
Asia Pacific	(3)	(1)	(3)	(2)
For the three months ended March 31, 2025, Infrastructure sales decreased 4 percent from the prior year quarter. This was driven by an organic sales decline of 2 percent and an unfavorable currency exchange effect of 2 percent. Aerospace & Defense end market sales increased in EMEA and the Americas as a result of project timing and the execution of our growth initiatives. Energy end market sales decreased in the Americas due to lower global oil and gas activities as rig counts decreased year-over-year and order timing. Sales in the General Engineering end market decreased in the Americas and EMEA due to declines in industrial activity year-over-year. Earthworks end market sales decreased in the Americas due to lower mining activity, including customer mine closures and competitive pressures, partially offset by higher construction activity and an increase in sales in EMEA. Earthworks end market sales decreased in Asia Pacific due to lower customer capital investment from lower coal prices.
On a regional basis, sales in the Americas decreased due to a decline in the Earthworks end market from lower mining activity, including customer mine closures and competitive pressures, as well as in the General Engineering and Energy end markets due to declines in industrial activity year-over-year. This was partially offset by the execution of our growth initiatives in the Aerospace & Defense end market. Sales in EMEA increased in the Aerospace & Defense end market from order timing and the execution of our strategic initiatives, as well as an increase in sales in the Earthworks end market, partially offset by lower demand in the General Engineering end market from declines in industrial activity year-over-year. Sales in Asia Pacific decreased due to a decline in underground mining from lower customer capital investment as a result of lower coal prices.
For the three months ended March 31, 2025, Infrastructure operating income was $19.4 million compared to $5.1 million in the prior year quarter. The increase in operating income was primarily due to an advanced manufacturing production credit under the Inflation Reduction Act of approximately $10 million, the favorable timing of pricing compared to raw material costs and incremental year-over-year restructuring savings of approximately $2 million. These factors were partially offset by lower sales and production volumes.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the nine months ended March 31, 2025, Infrastructure sales decreased 1 percent compared to the prior year period. This was driven by an organic sales decline of 1 percent. Aerospace & Defense end market sales increased in EMEA and the Americas, reflecting project timing and the execution of our growth initiatives. Energy end market sales increased in Asia Pacific and the Americas primarily due to project timing, partially offset by lower global oil and gas activities as rig counts decreased year-over-year. General Engineering end market sales decreased due to industrial activity year-over-year and temporary plant shutdowns in the Americas, partially offset by an increase in Asia Pacific. Earthworks end market sales decreased in the Americas due to lower mining activity, including customer mine closures and competitive pressures, partially offset by higher construction activity and an increase in sales in EMEA. Earthworks end market sales decreased in Asia Pacific due to lower customer capital investment from lower coal prices.
On a regional basis, sales in the Americas decreased due to a decline in the Earthworks and General Engineering end markets. This was partially offset by the execution of our growth initiatives in the Aerospace & Defense end market. Sales in EMEA increased in the Aerospace & Defense end market from order timing and execution of our strategic initiatives as well as higher Earthworks demand. This was partially offset by a decline in the General Engineering end market from declines in industrial activity year over year. Sales in Asia Pacific decreased due to a decline in underground mining from lower customer capital investment as a result of lower coal prices, partially offset by the General Engineering and Energy end markets.
For the nine months ended March 31, 2025, Infrastructure operating income was $47.8 million compared to $22.0 million in the prior year period. The increase in operating income was primarily due to the favorable timing of pricing compared to raw material costs, an advanced manufacturing production credit under the Inflation Reduction Act of approximately $13 million, a net benefit of $6 million from insurance recoveries related to the tornado that struck the Rogers, Arkansas facility late in fiscal 2024, and incremental year-over-year restructuring savings of approximately $5 million. These factors were partially offset by lower sales and production volumes and higher wages and general inflation.

CORPORATE

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2025	2024	2025	2024
Corporate expense	$(263)	$(722)	$(1,325)	$(1,649)
For the three months ended March 31, 2025, Corporate expense decreased by $0.5 million from the prior year quarter. For the nine months ended March 31, 2025, Corporate expense decreased by $0.3 million from the prior year period.

LIQUIDITY AND CAPITAL RESOURCES
Cash flow from operations is the primary source of funding for our capital expenditures. For the nine months ended March 31, 2025, cash flow provided by operating activities was $129.7 million.
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
As of March 31, 2025, we were in compliance with all the covenants of the Credit Agreement, and there were $10.2 million of borrowings outstanding and $689.8 million of additional availability. There were no borrowings outstanding as of June 30, 2024.

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
At March 31, 2025, cash and cash equivalents were $97.5 million. Total Kennametal shareholders' equity was $1,236.9 million and total debt was $609.1 million. Our current senior credit ratings are at investment grade levels. We believe that our current financial position, liquidity and credit ratings provide us access to the capital markets. We believe that we have sufficient resources available to meet cash requirements for the next 12 months. We continue to closely monitor our liquidity position and the condition of the capital markets, as well as the counterparty risk of our credit providers. There have been no material changes in our contractual obligations and commitments since June 30, 2024.
Share Repurchase Program In February 2024, the Board of Directors of the Company authorized the Company to purchase up to $200 million of the Company's common stock over a three-year period. During the nine months ended March 31, 2025, the Company repurchased $55 million of Kennametal common stock. Inception-to-date the Company has repurchased $55 million of Kennametal common stock under the $200 million three-year program.
Dividends During the nine months ended March 31, 2025, the Company paid a total of $46.6 million in dividends to Kennametal Shareholders.
Cash Flow Provided by Operating Activities
During the nine months ended March 31, 2025, cash flow provided by operating activities was $129.7 million, compared to $163.5 million for the prior year period. Cash flow provided by operating activities for the current year period consisted of net income and non-cash items amounting to an inflow of $194.3 million and changes in certain assets and liabilities netting to an outflow of $64.5 million. Contributing to the changes in certain assets and liabilities were an increase in inventories of $41.3 million, a decrease in accounts payable and accrued liabilities of $14.1 million and a decrease in accrued income taxes of $11.7 million. Partially offsetting these cash outflows was a decrease in accounts receivable of $10.5 million.
During the nine months ended March 31, 2024, cash flow provided by operating activities was $163.5 million and consisted of net income and non-cash items amounting to an inflow of $212.2 million and changes in certain assets and liabilities netting to an outflow of $48.8 million. Contributing to the changes in certain assets and liabilities were a decrease in accounts payable and accrued liabilities of $26.0 million, a decrease in accrued income taxes of $17.5 million and a decrease in accrued pension and postretirement benefits of $8.5 million. Partially offsetting these cash outflows was a decrease in inventories of $7.0 million and a decrease in accounts receivable of $3.9 million.
Cash Flow Used in Investing Activities
Cash flow used in investing activities was $60.1 million for the nine months ended March 31, 2025, compared to $86.1 million for the prior year period. During the current year period, cash flow used in investing activities included capital expenditures of $67.5 million, which consisted primarily of equipment upgrades, partially offset by proceeds from insurance recoveries of $7.2 million.
Cash flow used in investing activities was $86.1 million for the nine months ended March 31, 2024 and included capital expenditures of $84.2 million, which consisted primarily of equipment upgrades, the acquisition of a business for $4.0 million and an investment in a strategic partnership, partially offset by disposals of property, plant, and equipment of $5.3 million.
Cash Flow Used in Financing Activities
Cash flow used in financing activities was $98.0 million for the nine months ended March 31, 2025 compared to $88.7 million in the prior year period. During the current year period, cash flow used in financing activities primarily included $55.1 million in common shares repurchased, $46.6 million of cash dividends paid to Kennametal Shareholders and $6.6 million of the effect of employee benefit and stock plans and dividend reinvestment, partially offset by borrowings of $10.2 million under the Credit Agreement.
Cash flow used in financing activities was $88.7 million for the nine months ended March 31, 2024 and included $47.7 million of cash dividends paid to Kennametal Shareholders, $43.8 million in common shares repurchased and $7.9 million of the effect of employee benefit and stock plans and dividend reinvestment, partially offset by borrowings of $7.5 million under the Credit Agreement and $4.1 million in notes payable.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCIAL CONDITION
Working capital was $597.7 million at March 31, 2025, an increase of $11.1 million from $586.6 million at June 30, 2024. The increase in working capital was primarily driven by an increase in inventories of $41.4 million, an increase in other current assets of $11.8 million, a decrease of accrued expenses of $6.1 million and a decrease in other current liabilities of $3.8 million, partially offset by a decrease in cash and cash equivalents of $30.5 million, a decrease in accounts receivable of $11.9 million and an increase in revolving and other lines of credit and notes payable of $11.2 million.
Property, plant and equipment, net decreased $26.2 million from $938.1 million at June 30, 2024 to $911.9 million at March 31, 2025, primarily due to depreciation expense of $93.3 million, partially offset by net capital additions of $67.0 million and currency exchange effects of $0.8 million.
At March 31, 2025, total other assets were $565.3 million, an increase of $2.2 million from $563.1 million at June 30, 2024. The increase was primarily due to an increase in other of $12.8 million and currency exchange rate effects of approximately $3 million, partially offset by amortization of intangibles of $8.1 million and a decrease in lease right-of-use assets of $4.3 million.
Kennametal Shareholders' equity was $1,236.9 million at March 31, 2025, a decrease of $13.0 million from $1,249.9 million at June 30, 2024. The decrease was primarily due to the repurchase of capital stock of $55.1 million primarily under the share repurchase program and cash dividends paid to Kennametal Shareholders of $46.6 million, partially offset by net income attributable to Kennametal of $71.5 million, and capital stock issued under employee benefit and stock plans of $11.6 million and other comprehensive income attributable to Kennametal of $5.4 million.

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

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Reconciliations of organic sales decline to sales decline are as follows:

Three Months Ended March 31, 2025	Metal Cutting	Infrastructure	Total
Organic sales decline	(4)%	(2)%	(3)%
Foreign currency exchange effect(1)	(3)	(2)	(3)
Business days effect(4)	—	—	—
Sales decline	(7)%	(4)%	(6)%

Nine Months Ended March 31, 2025	Metal Cutting	Infrastructure	Total
Organic sales decline	(5)%	(1)%	(3)%
Foreign currency exchange effect(1)	(2)	—	(2)
Business days effect(4)	2	—	1
Sales decline	(5)%	(1)%	(4)%
Reconciliations of constant currency end market sales (decline) growth to end market sales (decline) growth(2) are as follows:

Metal Cutting
Three Months Ended March 31, 2025	General Engineering	Transportation	Aerospace & Defense	Energy
Constant currency end market sales (decline) growth	(5)%	(2)%	—%	2%
Foreign currency exchange effect(1)	(4)	(4)	(3)	(4)
End market sales decline(2)	(9)%	(6)%	(3)%	(2)%

Infrastructure
Three Months Ended March 31, 2025	Energy	Earthworks	General Engineering	Aerospace & Defense
Constant currency end market sales (decline) growth	(3)%	(7)%	(4)%	28%
Foreign currency exchange effect(1)	—	(1)	(2)	(4)
End market sales (decline) growth(2)	(3)%	(8)%	(6)%	24%

Total
Three Months Ended March 31, 2025	General Engineering	Transportation	Aerospace & Defense	Energy	Earthworks
Constant currency end market sales (decline) growth	(5)%	(2)%	7%	(1)%	(7)%
Foreign currency exchange effect(1)	(3)	(4)	(3)	(2)	(1)
End market sales (decline) growth(2)	(8)%	(6)%	4%	(3)%	(8)%

Metal Cutting
Nine Months Ended March 31, 2025	General Engineering	Transportation	Aerospace & Defense	Energy
Constant currency end market sales (decline) growth	(5)%	(4)%	3%	1%
Foreign currency exchange effect(1)	(1)	(3)	(1)	(2)
End market sales (decline) growth(2)	(6)%	(7)%	2%	(1)%

Infrastructure
Nine Months Ended March 31, 2025	Energy	Earthworks	General Engineering	Aerospace & Defense
Constant currency end market sale (decline) growth	—%	(7)%	(2)%	34%
Foreign currency exchange effect(1)	—	1	(1)	(1)
End market sales (decline) growth(2)	—%	(6)%	(3)%	33%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Total
Nine Months Ended March 31, 2025	General Engineering	Transportation	Aerospace & Defense	Energy	Earthworks
Constant currency end market sales (decline) growth	(4)%	(4)%	11%	—%	(7)%
Foreign currency exchange effect(1)	(1)	(3)	(1)	—	1
End market sales (decline) growth(2)	(5)%	(7)%	10%	—%	(6)%
Reconciliations of constant currency regional sales (decline) growth to reported regional sales (decline) growth(3) are as follows:

	Three Months Ended March 31, 2025			Nine Months Ended March 31, 2025
	Americas	EMEA	Asia Pacific	Americas	EMEA	Asia Pacific
Metal Cutting
Constant currency regional sales decline	(1)%	(6)%	(1)%	(1)%	(7)%	—%
Foreign currency exchange effect(1)	(3)	(5)	(3)	(2)	(2)	(1)
Regional sales decline(3)	(4)%	(11)%	(4)%	(3)%	(9)%	(1)%

Infrastructure
Constant currency regional sales (decline) growth	(5)%	5%	(1)%	(3)%	8%	(2)%
Foreign currency exchange effect(1)	(1)	(3)	(2)	—	—	(1)
Regional sales (decline) growth(3)	(6)%	2%	(3)%	(3)%	8%	(3)%

Total
Constant currency regional sales decline	(3)%	(4)%	(1)%	(2)%	(4)%	(1)%
Foreign currency exchange effect(1)	(2)	(4)	(3)	(1)	(1)	(1)
Regional sales decline(3)	(5)%	(8)%	(4)%	(3)%	(5)%	(2)%
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

ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls' stated goals. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance at March 31, 2025 that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
In the quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time, we are party to legal claims and proceedings that arise in the ordinary course of business, which may relate to our operations or assets, including real, tangible or intellectual property assets. Although we currently believe that the amount of ultimate liability, if any, we may face with respect to these actions will not materially affect our financial position, results of operations or liquidity, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur or if protracted litigation were to ensue, the effect on us could be material. See Notes to Condensed Consolidated Financial Statements for further information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 through January 31, 2025	6,445	$24.01	—	$170,000,000
February 1 through February 28, 2025	582,895	22.33	580,000	157,000,000
March 1 through March 31, 2025	557,440	21.66	555,364	145,000,000
Total	1,146,780	$22.01	1,135,364

(1)During the current period, 1,887 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program. Also, during the current period employees delivered 9,529 shares of restricted stock to Kennametal, upon vesting, to satisfy tax withholding requirements.
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
(4)Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2025 and 2024, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2025 and 2024, (iii) the Condensed Consolidated Balance Sheets at March 31, 2025 and June 30, 2024, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2025 and 2024 and (v) Notes to Condensed Consolidated Financial Statements for the three and nine months ended March 31, 2025 and 2024.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNAMETAL INC.

Date:	May 7, 2025	By:	/s/ John W. Witt
John W. Witt Vice President Finance and Corporate Controller