Form 10-K
period 2025-06-30
KENNAMETAL INC
filed 2025-08-12
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of December 31, 2024, the aggregate market value of the registrant’s Capital Stock held by non-affiliates of the registrant, estimated solely for the purposes of this Form 10-K, was approximately $798,100,000. For purposes of the foregoing calculation only, all directors and executive officers of the registrant and each person who may be deemed to own beneficially more than 5% of the registrant’s Capital Stock have been deemed affiliates.
As of July 31, 2025, there were 76,021,577 shares of the Registrant’s Capital Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III.

FORWARD-LOOKING INFORMATION
Statements and financial discussion and analysis contained herein and in the documents incorporated by reference herein that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For example, statements about Kennametal's expectations regarding future growth and any statements regarding future operating or financial performance or events are forward-looking. We have also included forward-looking statements in this Annual Report on Form 10-K ("Annual Report") concerning, among other things, our strategy, goals, plans and projections regarding our financial position, liquidity and capital resources, results of operations, market position, and product development. Any forward-looking statements are based on current knowledge, expectations and estimates that involve inherent risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, our actual results could vary materially from our current expectations. There are a number of factors that could cause our actual results to differ from those indicated in the forward-looking statements. They include: uncertainties related to changes in macroeconomic and/or global conditions, including as a result of increased inflation, tariffs, and Russia's invasion of Ukraine and the resulting sanctions on Russia; the conflict in the Middle East; other economic recession; our ability to achieve all anticipated benefits of restructuring, Commercial Excellence growth initiatives and Operational Excellence initiatives; our foreign operations and international markets, such as currency exchange rates, different regulatory environments, trade barriers, exchange controls, and social and political instability, including the conflicts in Ukraine and the Middle East; changes in the regulatory environment in which we operate, including environmental, health and safety regulations; potential for future goodwill and other intangible asset impairment charges; our ability to protect and defend our intellectual property; continuity of information technology infrastructure; competition; our ability to retain our management and employees; demands on management resources; availability and cost of the raw materials we use to manufacture our products; product liability claims; integrating acquisitions and achieving the expected savings and synergies; global or regional catastrophic events; demand for and market acceptance of our products; business divestitures; energy costs; commodity prices; labor relations; and implementation of environmental remediation matters. We provide additional information about many of the specific risks we face in the "Risk Factors" section of this Annual Report. We can give no assurance that any goal or plan set forth in forward-looking statements can be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. We undertake no obligation to release publicly any revisions to forward-looking statements as a result of future events or developments.

PART I

ITEM 1 - BUSINESS
OVERVIEW With more than 85 years of materials expertise, Kennametal Inc. (the Company) is a global industrial technology leader, that helps customers across the General Engineering, Transportation, Earthworks, Energy and Aerospace & Defense end markets build their products with precision and efficiency. The Company was founded based on a tungsten carbide technology breakthrough in 1938 and was incorporated in Pennsylvania in 1943 as a manufacturer of tungsten carbide metal cutting tooling. In 1967, it was listed on the New York Stock Exchange (NYSE) with the stock ticker KMT.
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
METAL CUTTING The Metal Cutting segment develops and manufactures high performance tooling and metal cutting products and services and offers an assortment of standard and custom metal cutting solutions to diverse end markets, including General Engineering, Transportation, Aerospace & Defense and Energy. The products include milling, hole making, turning, threading and toolmaking systems used in the manufacture of airframes, aero engines, trucks and automobiles, ships and various types of industrial equipment. We leverage advanced manufacturing capabilities in combination with varying levels of customization to solve our customers’ toughest challenges and deliver improved productivity for a wide range of applications. Metal Cutting markets its products under the Kennametal®, WIDIA®, WIDIA Hanita® and WIDIA GTD® brands through its direct sales force, a network of independent and national distributors, integrated supplier channels and digitally. Application engineers and technicians are critical to the sales process and directly assist our customers with specified product design, selection, application and support.
INFRASTRUCTURE Our Infrastructure segment produces engineered tungsten carbide and ceramic components, earth-cutting tools, and advanced metallurgical powders, primarily for the Earthworks, General Engineering, Energy and Aerospace & Defense end markets. These wear-resistant products include compacts, nozzles, frac seats and custom components used in oil and gas and petrochemical industries; rod blanks and abrasive water jet nozzles for general industries; earth cutting tools and systems used in underground mining, trenching and foundation drilling and road milling; tungsten carbide powders for the oil and gas, aerospace and process industries; high temperature critical wear components, tungsten penetrators and armor solutions for aerospace and defense; and ceramics used by the packaging industry for metallization of films and papers. We combine deep metallurgical and engineering expertise with advanced manufacturing capabilities, such as 3D printing, to deliver solutions that drive improved productivity for our customers. Infrastructure markets its products primarily under the Kennametal® brand and sells through a direct sales force as well as through distributors.

INTERNATIONAL OPERATIONS During 2025, we generated 60 percent of our consolidated sales in markets outside of the United States of America (U.S.), with principal international operations in Western Europe, China and India. We also operate manufacturing and distribution facilities in Israel, Latin America, South Africa and Vietnam, while serving customers through sales offices, agents and distributors in Europe and other parts of the world. While geographic diversification helps to minimize the sales and earnings effect of demand changes in any one particular region, our international operations are subject to normal risks of doing business globally, including tariffs, fluctuations in currency exchange rates and changes in social, political and economic environments.
Our international sales and long-lived assets are presented in Note 21 of the Company’s consolidated financial statements, set forth in Item 8 of this Annual Report. Further information about the effects and risks of currency exchange rates are presented in the Quantitative and Qualitative Disclosures About Market Risk section, set forth in Item 7A of this Annual Report.
ACQUISITIONS AND DIVESTITURES We continually evaluate new opportunities to expand into new market areas, and to introduce new and/or complementary product offerings into new or existing areas where appropriate. We expect to continue to grow our business and further enhance our market position through the investment opportunities that exist within our core businesses, including potential acquisitions in the near term. During 2025, we completed the sale of a subsidiary located in Goshen, Indiana to a Chicago-based private equity firm and recognized a loss on divestiture of $1.5 million.
RAW MATERIALS AND SUPPLIES Our major metallurgical raw materials consist of tungsten ore concentrates and scrap carbide, which are used to make tungsten oxide, as well as compounds and secondary materials such as cobalt. Although an adequate supply of these raw materials currently exists, our major sources for raw materials are located abroad and prices fluctuate at times. We exercise great care in selecting, purchasing and managing the availability of raw materials utilizing a mix of long-term supply agreements coupled with spot purchases. Additionally, our internal tungsten recycling capability provides us access to additional sources of tungsten, and therefore, helps to mitigate our reliance on third parties. We also purchase steel bars and forgings for making toolholders and other tool parts, as well as for producing mining tools, rotary cutting tools and accessories. We purchase products for use in manufacturing processes and for resale from many suppliers located in the U.S. and abroad.
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
We establish and maintain accruals for estimated liabilities associated with certain environmental matters. As of June 30, 2025, the balance of these accruals was $11.0 million. These accruals represent anticipated costs associated with the remediation of these issues and are generally not discounted.
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

HUMAN CAPITAL RESOURCES
Employee Profile. We employed 8,124 people, including approximately 8,100 full-time employees, as of June 30, 2025. Approximately 2,500 employees were located in the U.S. and 5,600 were located in other parts of the world, principally Germany, India and China. As of June 30, 2025, approximately 1,900 of our employees were represented by labor unions. We consider our labor relations to be generally good.
Inclusion and Belonging. We are fully committed to inclusion and belonging (I&B) in the workplace. We continue to deploy our strategy and the supporting infrastructure to elevate and advance I&B across our global organization and instill accountability for our performance. Our I&B initiatives are guided by our I&B Steering Team, which was formed in fiscal 2023 and expanded in 2025. The Steering Team is led by five senior executives who are responsible for one of our I&B strategic pillars – awareness, acquisition, development, community and culture.
Our I&B strategy is also championed by the Global Inclusion Council, which consists of cross-functional global leaders. Four regional inclusion councils covering the Americas, Asia Pacific, EMEA and India execute the strategies and provide a global perspective. We track key metrics to monitor the progress of our I&B strategy and goals and to identify areas for improvement across all levels of the organization.
As part of our awareness initiatives in 2025, we have launched the redesign of the external career website to include a section on belonging, highlighting our culture. We continued to support our Employee Resource Groups (ERGs) to foster communication, mentorship and community among diverse groups within the Company. Additionally, throughout the year, we have incorporated educational opportunities to reinforce our ongoing commitment to employee well-being and inclusion.
Health and Safety. Safety, including the health of our employees and contractors, is one of our core values and a priority across our global operations. We are committed to developing a world-class health and safety culture aimed at achieving zero injuries and illnesses. The long-term vision to achieving our world-class health and safety culture is formalized and communicated in our Environmental, Health and Safety (EHS) Roadmap that consists of four focus areas – fatality and serious injury (FSI) prevention, incident prevention, leadership development and culture and environmental compliance and sustainability.
The Company uses our EHS Management System, including an extensive list of apps, to enable streamlined collection, tracking and dissemination of key data related to our EHS standards and requirements. Along with each standard, we have developed a self-assessment used to evaluate performance and develop action plans for advancing on the EHS Roadmap.
In 2025, we continued to achieve positive results in proactive risk identification and closure programs which drive our culture of eliminating hazards prior to potential incidents. Our total recordable incident rate (TRIR) performance was 0.42 in 2025 compared to 0.35 in 2024.
Employee Development and Training. For the Company to grow, our employees must grow and develop continuously. We offer learning and development opportunities for all employees. In 2025, this included training for senior, mid-level and emerging leaders in role- and function-specific skills, such as coaching, feedback, collaboration, performance management, process improvement and sales training. We also offered our operational employees technical training through the Kennametal Knowledge Center.
Supporting our learning and development efforts is our OneTeam learning management system (LMS). Available in multiple languages, OneTeam offers more than 20,000 online courses in an easy-to-use interface. Throughout 2025, over 4,000 employees accessed the LMS and completed over 18,800 courses. Training is offered to our employees in many different formats. Although not all training hours are tracked through OneTeam, over 12,700 hours of completed training were recorded in the system during 2025.
Compensation and Benefits. The Company offers competitive compensation and benefits packages to build a qualified and motivated workforce and to meet their health and wellness needs. Our overall executive compensation philosophy is designed to attract, incentivize and retain high-performing talent. Executive compensation includes a mix of base salary, annual cash-based incentives under our Annual Incentive Plan (AIP) and our equity-based Long-Term Incentive Plan (LTIP).
The AIP, which is largely based on the Company’s achievement of short-term financial and strategic goals, also includes a portion of non-financial metrics, including an individual performance component and a safety component for all executive leadership team members and other key senior leaders.
Employee Engagement. To measure the effectiveness of our employee engagement strategy, we track key performance indicators such as our voluntary turnover rate. Our voluntary turnover rate was 7.7 percent in 2025 compared to 7.9 percent in 2024. We also conduct annual “Be Heard” employee engagement surveys to gather input and feedback on a wide range of categories including teamwork, inclusion and belonging, health and safety, ethical behavior and decision-making. We use the survey results, which are shared with employees, to refine employee engagement programs and develop new initiatives. In our most recent survey launched in April 2025, we had a response rate of 76 percent and showed an immaterial decrease in engagement scores across our global production and professional workforce.

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

Global Operational Risks:
The conflict in the Middle East, Russia’s invasion of Ukraine and other conflicts could adversely affect our business. The conflict in the Middle East that began in October 2023 and the Russian invasion of Ukraine that began in February 2022 have resulted in disruptions within our business and throughout our supply chain. A significant escalation or expansion of these conflicts beyond the current geographic, political and economic scope and scale could have a material adverse effect on our business, results of operations and financial condition and could exacerbate other risks. Such risks include, but are not limited to: an increase in the frequency and severity of the cybersecurity threats we and various third parties with whom we do business experience, unfavorable changes in exchange rates, delivery delays, price inflation in a wide variety of raw materials and components, widespread reductions in customer demand and increased logistical challenges.
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
Downturns in the business cycle could adversely affect our sales and profitability. Our business has historically been cyclical and subject to significant effect from economic downturns. Global economic downturns coupled with global financial and credit market disruptions have had a negative effect on our sales and profitability in the past. These events could contribute to weak end markets, a sharp drop in demand for our products and services, higher energy costs and commodity prices, and higher costs of borrowing and/or diminished credit availability. Although we believe that the long-term prospects for our business remain positive, we are unable to predict the future course of industry variables or the strength and pace or sustainability of economic development.
Our international operations pose certain risks that may adversely affect sales and earnings. We have manufacturing operations and assets located outside of the U.S., including but not limited to those in Western Europe, Brazil, Canada, China, India, Israel, South Africa and Vietnam. We also sell our products to customers and distributors located outside of the U.S. During the year ended June 30, 2025, 60 percent of our consolidated sales were derived from non-U.S. markets. These international operations are subject to a number of special risks, in addition to the risks that affect our domestic operations, including currency exchange rate fluctuations, differing protections of intellectual property, trade barriers, exchange controls, regional economic uncertainty, overlap of different tax regimens, differing (and possibly more stringent) labor regulations, labor unrest, risk of governmental expropriation, domestic and foreign customs and tariffs, current and changing regulatory environments (including, but not limited to, the risks associated with the importation and exportation of products and raw materials), risk of failure of our foreign employees to comply with both U.S. and foreign laws, including antitrust laws, trade regulations and the Foreign Corrupt Practices Act, difficulty in obtaining distribution support, difficulty in staffing and managing widespread operations, differences in the availability and terms of financing, social and political instability and unrest and risks of increased taxes and/or adverse tax consequences. Also, in some foreign jurisdictions, we may be subject to laws limiting the right and ability of entities organized or operating therein to pay dividends or remit earnings to affiliated companies unless specified conditions are met. To the extent we are unable to effectively manage our international operations and these risks, our international sales may be adversely affected, we may be subject to additional and unanticipated costs, and we may be subject to litigation or regulatory action. As a consequence, our business, financial condition and results of operations could be seriously harmed.

Additional tax expense or exposures could affect our financial condition and results of operations. We are subject to various taxes in the U.S. and numerous other jurisdictions. Our future results of operations could be adversely affected by changes in our effective tax rate as a result of a change in the mix of earnings between U.S. and non-U.S. jurisdictions or among jurisdictions with differing statutory tax rates, changes in tax laws or treaties, or in their application or interpretation, changes in generally accepted accounting principles, changes in the valuation of deferred tax assets and liabilities, including the realizability of deferred tax assets, changes in the amount of earnings indefinitely reinvested in certain non-U.S. jurisdictions, and the results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures.
Implementation of tariffs and changes to or uncertainties related to tariffs and trade agreements could adversely affect our business. The U.S. government has imposed tariffs on certain foreign goods from a variety of countries and regions that it perceives as engaging in unfair trade practices, and has raised the possibility of imposing significant additional tariff increases or expanding the tariffs to capture other types of goods from other countries. In response, many of these foreign governments have imposed retaliatory tariffs on goods that their countries import from the U.S. or have enacted export restrictions on certain goods, including critical minerals, produced in their country. Uncertainties with respect to tariffs, trade agreements or any potential trade wars could negatively affect the global economy and demand for our products and could have a material adverse effect on our financial condition, results of operations and cash flows. Changes in tariffs and trade barriers could also result in adverse changes in the cost and availability of our raw materials, most notably tungsten, and our ability to manufacture globally to support global sales which could lead to increased costs that we may not be able to effectively pass on to customers, each of which could materially adversely affect our operating margins, results of operations and cash flows.
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
Impairment of goodwill could result in a negative effect on our financial condition and results of operations. At June 30, 2025, goodwill totaled $282.7 million, or 11 percent of our total assets. Goodwill results from acquisitions, representing the excess of cost over the fair value of the net tangible and other identifiable intangible assets we have acquired. We assess at least annually whether there has been impairment in the value of our goodwill. If future operating performance at our Metal Cutting reporting unit were to fall significantly below current levels, we could record, under current applicable accounting rules, a non-cash impairment charge for goodwill. Any determination requiring the impairment of a significant portion of goodwill would negatively affect our financial condition and results of operations.
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
Raw Material Risks:
Our future operating results may be affected by fluctuations in the prices and availability of raw materials. The raw materials we use for our products include tungsten ore concentrates and scrap carbide, which are used to make tungsten oxide, as well as compounds and secondary materials such as cobalt. We also purchase steel bars and forgings for making toolholders and other tool parts, as well as for producing mining tools, rotary cutting tools and accessories. A significant portion of our raw materials is supplied by sources outside of the U.S. The raw materials extraction industry is highly cyclical and at times pricing and supply can be volatile due to a number of factors beyond our control, including natural disasters, pandemics or public health issues, general economic and political conditions, labor costs, competition, import duties, tariffs, export restrictions enacted by foreign governments and currency exchange rate fluctuations. This volatility can significantly affect our raw material costs. In an environment of increasing raw material prices, competitive conditions can affect how much of these price increases we can recover in the form of higher sales prices for our products. To the extent we are unable to pass on any raw material price increases to our customers, our profitability could be adversely affected. Furthermore, restrictions in the supply of tungsten, cobalt and other raw materials could adversely affect our operating results. If the prices for our raw materials increase or we are unable to secure adequate supplies of raw materials on favorable terms, our profitability could be impaired. If the prices for our raw materials decrease, we could face product pricing challenges.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS
None.

ITEM 1C – CYBERSECURITY
Risk Management and Strategy. We assess, identify and manage cybersecurity risks through a structured process. We rely on the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework to guide our approach; covering risk identification, analysis, prioritization and treatment. We continuously monitor and mitigate identified risks, particularly those deemed significant to the Company, including, but not limited to: operational risk (i.e., disruption of business operations); intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy laws and other litigation and legal risk; and reputational risk, which are tracked through our enterprise risk management program.
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
Governance. The Board of Directors of the Company maintains oversight of cybersecurity risks, ensuring the effectiveness of our risk management processes. The Audit Committee is specifically tasked with monitoring cybersecurity risks, evaluating our approach to cybersecurity, assessing emerging threats and ensuring appropriate measures are in place to mitigate risks.
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

Primary Segment
Location	Owned/Leased	Principal Products	MC(1)	INF(2)
United States:
Gurley, Alabama	Owned	Metallurgical Powders		X
Huntsville, Alabama	Owned	Metallurgical Powders		X
Rogers, Arkansas	Owned/Leased	Carbide Products, Pelletizing Die Plates and Downhole Drilling Carbide Components		X
New Albany, Indiana	Leased	High Wear Coating for Steel Parts		X
Traverse City, Michigan	Owned	Wear Parts		X
Fallon, Nevada	Owned	Metallurgical Powders		X
Asheboro, North Carolina	Owned	Carbide Round Tools	X
Henderson, North Carolina	Owned	Metallurgical Powders		X
Roanoke Rapids, North Carolina	Owned	Metal Cutting Inserts	X
Cleveland, Ohio	Leased	Distribution	X
Orwell, Ohio	Owned	Metal Cutting Inserts	X
Solon, Ohio	Owned	Metal Cutting Toolholders	X
Whitehouse, Ohio	Owned/Leased	Metal Cutting Inserts and Round Tools	X
Bedford, Pennsylvania	Owned/Leased	Mining and Construction Tools, Wear Parts and Distribution		X
La Vergne, Tennessee	Owned	Metal Cutting Inserts	X
New Market, Virginia	Owned	Metal Cutting Toolholders	X
International:
La Paz, Bolivia	Owned	Tungsten Concentrate		X
Indaiatuba, Brazil	Leased	Metal Cutting Carbide Drills and Toolholders	X
Belleville, Canada	Owned	Casting Components, Coatings and Powder Metallurgy Components		X
Victoria, Canada	Owned	Wear Parts		X
Fengpu, China	Owned	Intermetallic Composite Ceramic Powders and Parts		X
Shanghai, China	Owned	Powders, Welding Rods and Wires and Cast Components		X
Shanghai, China	Leased	Distribution	X
Tianjin, China	Owned	Metal Cutting Inserts, Carbide Round Tools and Metallurgical Powders	X	X
Xuzhou, China	Leased	Mining Tools		X
Ebermannstadt, Germany	Owned	Metal Cutting Inserts	X
Essen, Germany	Owned/Leased	Metal Cutting Inserts	X
Königsee, Germany	Leased	Metal Cutting Carbide Drills	X
Mistelgau, Germany	Owned	Wear Parts and Metallurgical Powders		X
Nabburg, Germany	Owned	Metal Cutting Toolholders and Metal Cutting Round Tools, Drills and Mills	X
Schongau, Germany	Owned	Ceramic Vaporizer Boats		X
Vohenstrauss, Germany	Owned	Metal Cutting Carbide Drills	X
Bangalore, India	Owned	Metal Cutting Inserts, Toolholders and Wear Parts	X	X
Shlomi, Israel	Owned	High-Speed Steel and Carbide Round Tools	X
Zory, Poland	Leased	Metal Cutting Carbide Drills	X
Boksburg, South Africa	Leased	Mining and Construction Conicals		X
Barcelona, Spain	Leased	Metal Cutting Tools	X
Kingswinford, United Kingdom	Leased	Distribution	X
Newport, United Kingdom	Owned	Intermetallic Composite Powders		X
Hanoi, Vietnam	Owned/Leased	Carbide and PCD Round Tools	X
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

PART II

ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our capital stock is traded on the New York Stock Exchange under the symbol "KMT." The number of shareholders of record as of July 31, 2025 was 1,197.
The information incorporated by reference into Part III, Item 12 of this Annual Report from our 2025 Proxy Statement under the heading “Equity Compensation Plans – Equity Compensation Plan Information” is hereby incorporated by reference into this Item 5.
PERFORMANCE GRAPH
The following graph compares cumulative total shareholder return on our capital stock with the cumulative total shareholder return on the common stock of the companies in the Standard & Poor’s Mid-Cap 400 Market Index (S&P Midcap 400), the Standard & Poor’s 400 Capital Goods (S&P 400 Capital Goods), the Standard & Poor's Global 1200 Industrials Index (S&P Global 1200 Industrials), the Standard & Poor's Composite 1500 Index (S&P Composite 1500) and the peer group of companies determined by us (New Peer Group and Old Peer Group) for the period from July 1, 2020 to June 30, 2025.
In fiscal 2025, we established a New Peer Group in order to align with how we evaluate our executive compensation, and we believe this group is representative of Kennametal's peers. We have included both this New Peer Group as well as the Old Peer Group in the comparisons below.
The New Peer Group consists of the following companies: Alamo Group, Inc.; Astec Industries, Inc.; Barnes Group Inc.; Carpenter Technologies; Columbus McKinnon Corporation; Crane Co.; Curtiss-Wright Corporation; EnPro Industries, Inc.; ESAB Corporation; Franklin Electric; Graco Inc.; ITT Inc.; Mueller Water Products, Inc.; Nordson Corporation; Simpson Manufacturing Co., Inc.; SPX Corporation; The Manitowoc Company Inc.; Watts Water Technologies, Inc.; Woodward, Inc.; and Zurn Water Solutions Corporation.

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

Assumes $100 Invested on July 1, 2020 and All Dividends Reinvested

	2020	2021	2022	2023	2024	2025
Kennametal	$100.00	$128.01	$84.82	$106.81	$91.39	$92.13
New Peer Group Index	100.00	148.23	123.05	171.70	205.11	264.83
Old Peer Group Index	100.00	150.29	125.31	179.42	210.30	265.09
S&P Composite 1500 Index	100.00	142.12	126.46	150.80	186.26	213.23
S&P Midcap 400	100.00	153.24	130.81	153.84	174.72	187.87
S&P 400 Capital Goods	100.00	163.07	133.63	195.54	232.08	267.12
S&P Global 1200 Industrials	100.00	146.21	120.49	153.93	176.75	220.61

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 through April 30, 2025	183	$21.89	—	$145,000,000
May 1 through May 31, 2025	121,891	21.42	120,000	142,300,000
June 1 through June 30, 2025	115,578	21.68	112,000	140,000,000
Total	237,652	$21.55	232,000
(1)During the current period, 1,891 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program. Also, during the current period, employees delivered 3,761 shares of restricted stock to Kennametal, upon vesting, to satisfy tax withholding requirements.
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
OVERVIEW Kennametal Inc. was founded based on a tungsten carbide technology breakthrough in 1938. The Company was incorporated in Pennsylvania in 1943 as a manufacturer of tungsten carbide metal cutting tooling and was listed on the New York Stock Exchange (NYSE) in 1967. With more than 85 years of materials expertise, the Company is a global industrial technology leader, helping customers across the General Engineering, Transportation, Earthworks, Energy and Aerospace & Defense end markets manufacture with precision and efficiency. This expertise includes the development and application of tungsten carbides, ceramics, super-hard materials and solutions used in metal cutting and extreme wear applications to keep customers up and running longer against conditions such as corrosion and high temperatures.
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
Sales of $1,966.8 million in 2025 decreased 4 percent from $2,046.9 million in 2024, reflecting an organic sales decline of 4 percent and an unfavorable currency exchange effect of 1 percent, partially offset by a favorable business days effect of 1 percent.
Operating income was $143.1 million, or 7.3 percent margin, compared with $170.2 million, or 8.3 percent margin, in the prior year. The decrease in operating income was primarily due to lower sales and production volumes, higher wages and general inflation, unfavorable foreign currency exchange of approximately $6 million and the net effect of increased tariffs of approximately $4 million. These factors were partially offset by restructuring benefits of approximately $23 million, pricing, lower raw material costs, an incremental year-over-year benefit of approximately $13 million from an advanced manufacturing production credit under the Inflation Reduction Act within the Infrastructure segment, and a net benefit of $12 million within the Infrastructure segment related to the tornado that struck the Rogers, Arkansas facility late in fiscal 2024. In 2025, the Metal Cutting and Infrastructure segments had operating margins of 7.1 percent and 7.8 percent, respectively.
During the year ended June 30, 2025, we completed the sale of a subsidiary located in Goshen, Indiana to a Chicago-based private equity firm. The Company received $19 million in proceeds and recognized a loss on divestiture of $1.5 million during 2025. The proceeds are subject to customary post-closing adjustments as well as an EBITDA-based earn-out opportunity for Kennametal at the end of a three-year period.
In February 2024, the Board of Directors of the Company authorized a $200 million, three-year share repurchase program outside of the Company's dividend reinvestment program. During 2025, the Company repurchased 2.5 million shares of common stock for $60 million.
Uncertainties with respect to evolving global trade policies and tariffs have negatively affected the global economy. The Company's results of operations, cash flows and financial condition could be negatively impacted by a decrease in demand for our products or an inability to effectively mitigate tariff-related cost increases through pricing and sourcing strategies. These factors could also increase the potential for future impairment charges, including goodwill and other intangible asset impairments. We have executed tariff mitigation actions including the implementation of surcharges on certain product sales and, where appropriate, rerouted internal supply chains. The unmitigated net effect from increased tariffs was approximately $4 million during fiscal 2025.

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
We reported earnings per diluted share (EPS) of $1.20 for 2025. EPS for the year was unfavorably affected by restructuring and related charges of $0.13 per share and a loss on divestiture of $0.01 per share. EPS in the prior year of $1.37 was unfavorably affected by restructuring and related charges of $0.13 per share.
We generated cash flow from operating activities of $208.3 million in 2025 compared to $277.1 million during the prior year. Capital expenditures were $89.0 million and $107.6 million during 2025 and 2024, respectively. During 2025, the Company returned a total of $122 million to the shareholders through $60 million in share repurchases under the $200 million, three-year program and $62 million in dividends.
For a discussion related to the results of operations, changes in financial condition and liquidity and capital resources for fiscal 2023 refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2024 Annual Report on Form 10-K, which was filed with the United States Securities and Exchange Commission on August 12, 2024.

RESULTS OF CONTINUING OPERATIONS
SALES Sales of $1,966.8 million in 2025 decreased 4 percent from $2,046.9 million in 2024, reflecting an organic sales decline of 4 percent and an unfavorable currency exchange effect of 1 percent, partially offset by a favorable business days effect of 1 percent.
Our sales growth (decline) by end market and region are as follows:

	2025
(in percentages)	As Reported	Constant Currency
End market sales growth (decline):
Aerospace & Defense	6%	6%
Energy	(1)	0
General Engineering	(5)	(4)
Transportation	(6)	(4)
Earthworks	(6)	(7)
Regional sales decline:
Americas	(4)%	(3)%
Europe, the Middle East and Africa (EMEA)	(4)	(4)
Asia Pacific	(2)	(1)

GROSS PROFIT Gross profit decreased $29.0 million to $598.1 million in 2025 from $627.1 million in 2024. The decrease in gross profit was primarily due to lower sales and production volumes, unfavorable foreign currency exchange of approximately $8 million and the net effect of increased tariffs of approximately $4 million. These factors were partially offset by pricing, lower raw material costs, an incremental year-over-year benefit of approximately $13 million from an advanced manufacturing production credit under the Inflation Reduction Act within the Infrastructure segment and a net benefit of $12 million within the Infrastructure segment related to the tornado that struck the Rogers, Arkansas facility late in fiscal 2024. The gross profit margin for 2025 was 30.4 percent compared to 30.6 percent in 2024.
OPERATING EXPENSE Operating expense in 2025 was $430.8 million, a decrease of $2.3 million, or 1 percent, from $433.2 million in 2024.
We invested further in technology and innovation to continue delivering high quality products to our customers. Research and development expenses included in operating expense totaled $44.4 million and $44.2 million for 2025 and 2024, respectively.

RESTRUCTURING AND OTHER CHARGES, NET In the June quarter of fiscal 2024, we announced an initiative to streamline our cost structure. Total restructuring and related charges for this program of $22.0 million, compared to a target of approximately $25 million, were recorded through June 30, 2025, consisting of $16.6 million in Metal Cutting and $5.5 million in Infrastructure. This action delivered annualized run rate pre-tax savings of approximately $35 million in 2025, in line with the target. This action was considered substantially complete as of December 31, 2024.
In January 2025, we announced several actions to support the long-term competitiveness of the Company and to mitigate softer market conditions. Total restructuring and related charges for this program of $11.4 million, compared to a target of approximately $25 million, were recorded through June 30, 2025, consisting of $8.8 million in Metal Cutting and $2.6 million in Infrastructure. These actions delivered annualized run rate pre-tax savings of approximately $28 million by the end of fiscal 2025. We now expect total annualized run rate savings of approximately $35 million in connection with these actions, exceeding the original target of $15 million. The Company substantially completed the closure of a facility in Greenfield, MA and the consolidation of facilities in Barcelona, Spain during 2025 as a part of these actions.
During 2025, we recorded restructuring and related charges of $13.3 million, which consisted of $10.4 million in Metal Cutting and $2.8 million in Infrastructure. Of this amount, restructuring-related charges of $1.3 million were included in cost of goods sold and $0.2 million were included in operating expense.
AMORTIZATION OF INTANGIBLES Amortization expense was $10.8 million and $11.6 million in 2025 and 2024, respectively.
INTEREST EXPENSE Interest expense in 2025 was $24.9 million, a decrease of $1.5 million, compared to $26.5 million in 2024. The portion of our debt subject to variable rates of interest was less than 1 percent at June 30, 2025 and 2024. There were no borrowings outstanding under the Credit Agreement as of June 30, 2025 and 2024.
OTHER (INCOME) EXPENSE, NET In 2025, other (income) expense, net was $13.8 million of other (income), net compared to $0.7 million in 2024. The increase of $13.1 million is primarily due to foreign currency transactions including preferential exchange rates in Bolivia, partially offset by higher net periodic pension expense.
INCOME TAXES The effective tax rate for 2025 was 25.2 percent compared to 21.3 percent for 2024. The year-over-year change in the effective tax rate is primarily due to prior year adjustments that include a $7.8 million benefit related to a tax rate change in Switzerland, a $6.2 million benefit related to a change in unrecognized tax benefits and a $2.9 million charge to settle the Italian tax litigation. The current year effective tax rate reflects a benefit for the advanced manufacturing production credit under the Inflation Reduction Act of 2022 and $1.4 million for interest received to resolve an income tax dispute in India and geographical mix.
Italian income tax litigation settlement. In 2012, we received an assessment from the Italian tax authority that denied certain tax deductions primarily related to our 2008 tax return. Attempts at negotiating a reasonable settlement with the tax authority were unsuccessful; and as a result, we decided to litigate the matter which was eventually settled during 2024. We continue to believe the assessment was baseless and that our 2008 tax return was compliant, in all material respects, with Italian income tax rules and regulations. Accordingly, no income tax liability had been recorded in connection with this assessment in any period. During fiscal 2024, the Italian government launched a tax amnesty program aimed at reducing the number of tax disputes pending before the Italian courts. Pursuant to program guidelines, payments made to successfully resolve a dispute had to be received by the Italian government no later than September 30, 2023. Due to the prolonged amount of time the case had been pending, and the inherent costs and risks of further litigating the matter, we decided to negotiate a settlement with the Italian tax authority that resulted in an income tax charge of $2.9 million during fiscal 2024. With this settlement, the matter is officially closed.
U.S. Income tax reform. On July 4, 2025, the One Big Beautiful Bill Act (OBBBA), which includes a broad range of tax reform provisions, was signed into law in the United States. We are in the process of assessing what impact the OBBBA will have on our business.
NET INCOME ATTRIBUTABLE TO KENNAMETAL Net income attributable to Kennametal was $93.1 million, or $1.20 of earnings per diluted share (EPS) in 2025, compared to $109.3 million, or EPS of $1.37 in 2024. The decrease is a result of the factors previously discussed.

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

Our sales and operating income by segment are as follows:

(in thousands)	2025	2024
Sales:
Metal Cutting	$1,219,686	$1,280,781
Infrastructure	747,159	766,118
Total sales	$1,966,845	$2,046,899
Operating income:
Metal Cutting	$86,375	$132,573
Infrastructure	58,465	39,857
Corporate	(1,717)	(2,207)
Total operating income	143,123	170,223
Interest expense	24,930	26,472
Other (income) expense, net	(13,811)	(699)
Income before income taxes	$132,004	$144,450

METAL CUTTING

(in thousands)	2025	2024
Sales	$1,219,686	$1,280,781
Operating income	86,375	132,573
Operating margin	7.1%	10.4%

(in percentages)	2025
Organic sales decline	(5)%
Foreign currency exchange effect	(1)
Business days impact	1
Sales decline	(5)%

	2025
(in percentages)	As Reported	Constant Currency
End market sales growth (decline):
Aerospace & Defense	2%	3%
General Engineering	(6)	(5)
Transportation	(6)	(4)
Energy	(2)	(1)
Regional sales decline:
Americas	(4)%	(2)%
EMEA	(7)	(7)
Asia Pacific	(1)	—

In 2025, Metal Cutting sales of $1,219.7 million decreased by $61.1 million, or 5 percent, from 2024. This was driven by an organic sales decline of 5 percent and an unfavorable foreign exchange effect of 1 percent, partially offset by a favorable business days effect of 1 percent. Aerospace & Defense end market sales increased in EMEA, and to a lesser extent in the Americas, as a result of our focused execution on our growth initiatives, the effects of which were partially offset by a decline in Asia Pacific due to lower economic activity and certain production challenges at our OEM customers. Sales in the General Engineering end market declined in EMEA, the Americas and Asia Pacific due to lower manufacturing activity. Transportation end market sales decreased in EMEA due to the decline in vehicle production and project activity, partially offset by increases in Asia Pacific due to increased vehicle production and in the Americas resulting from our focused execution on our growth initiatives. Energy end market sales declined in EMEA due to reduced oil and gas activity, partially offset by an increase in sales in the Americas due to power generation.
On a regional basis, sales in the Americas decreased primarily due to the General Engineering end market. A decline in EMEA is primarily due to the General Engineering, Transportation and Energy end markets as a result of a decline in vehicle production and lower manufacturing activity. Sales were flat in Asia Pacific due to an increase in the Transportation end market, as a result of increased vehicle production, offset by decreases in the General Engineering and Aerospace & Defense end markets.
In 2025, Metal Cutting operating income was $86.4 million, a $46.2 million decrease from 2024. The decrease in operating income was primarily due to lower sales and production volumes, higher wages and general inflation, unfavorable foreign currency exchange of approximately $6 million, the net effect of increased tariffs of approximately $4 million and higher restructuring and related charges of approximately $2 million compared to the prior year. These factors were partially offset by pricing, restructuring benefits of approximately $17 million and lower raw material costs. Metal Cutting operating margin in 2025 was 7.1 percent compared to 10.4 percent in the prior year.

INFRASTRUCTURE

(in thousands)	2025	2024
Sales	$747,159	$766,118
Operating income	58,465	39,857
Operating margin	7.8%	5.2%

(in percentages)	2025
Organic sales decline	(2)%
Foreign currency exchange effect	—
Business days impact	—
Sales decline	(2)%

	2025
(in percentages)	As Reported	Constant Currency
End market sales growth (decline):
Aerospace & Defense	16%	16%
Energy	—	—
General Engineering	(4)	(3)
Earthworks	(6)	(7)
Regional sales (decline) growth:
Americas	(5)%	(4)%
EMEA	5	4
Asia Pacific	(3)	(3)

In 2025, Infrastructure sales of $747.2 million decreased by $19.0 million, or 2 percent, from 2024. This was driven by an organic sales decline of 2 percent. Aerospace & Defense end market sales increased in EMEA and the Americas as a result of project timing and the execution of our growth initiatives. Energy end market sales increased in Asia Pacific as a result of project timing, the effects of which were offset by declines in the Americas due to lower global oil and gas activities as rig counts decreased year-over-year and order timing. Sales in the General Engineering end market decreased in the Americas and EMEA due to declines in industrial activity year-over-year, partially offset by growth in Asia Pacific from project timing. Earthworks end market sales decreased in the Americas due to lower mining activity, including customer mine closures and competitive pressures, partially offset by higher construction activity and an increase in sales in EMEA. Earthworks end market sales decreased in Asia due to lower customer capital investment from lower coal prices.
On a regional basis, sales in the Americas decreased primarily due to a decline in the Earthworks end market from lower mining activity, including customer mine closures and competitive pressures, partially offset by higher construction activity. The General Engineering and Energy end markets decreased due to declines in industrial activity year-over-year, which was partially offset by the execution of our growth initiatives in the Aerospace & Defense end market. Sales in EMEA increased in the Aerospace & Defense end market from order timing and execution of our strategic initiatives as well as higher Earthworks demand, partially offset by a decline in the General Engineering end market from declines in industrial activity year-over-year and project timing. Sales decreased in Asia Pacific due to a decline in underground mining from lower customer capital investment from lower coal prices, partially offset by the General Engineering and Energy end markets.
In 2025, Infrastructure operating income was $58.5 million, a $18.6 million increase from 2024. The increase in operating income was primarily due to an incremental year-over-year benefit of approximately $13 million from an advanced manufacturing production credit under the Inflation Reduction Act, a net benefit of $12 million related to the tornado that struck the Rogers, Arkansas facility late in fiscal 2024, restructuring benefits of approximately $7 million, lower raw material costs and pricing. These factors were partially offset by lower sales and production volumes, higher wages and general inflation and a loss from divestiture of approximately $2 million related to the sale of a subsidiary in Goshen, IN. Infrastructure operating margin in 2025 was 7.8 percent compared to 5.2 percent in the prior year.

CORPORATE

(in thousands)	2025	2024
Corporate expense	$(1,717)	$(2,207)
In 2025, Corporate expense decreased $0.5 million from 2024.

LIQUIDITY AND CAPITAL RESOURCES Cash flow from operations is the primary source of funding for working capital requirements, reinvesting in our business through capital expenditures and returning value to shareholders through dividends and share repurchases. During the year ended June 30, 2025, cash flow provided by operating activities was $208.3 million.
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
As of June 30, 2025 and 2024, we were in compliance with all covenants of the Credit Agreement and we had no borrowings outstanding and $700.0 million of availability.

Borrowings on other lines of credit and notes payable were $1.0 million and $1.4 million at June 30, 2025 and 2024, respectively. The lines of credit represented short-term borrowings under credit lines with commercial banks in the various countries in which we operate. The availability of the credit lines, translated into U.S. dollars at June 30, 2025 exchange rates, totaled $62.1 million.
For the year ended June 30, 2025, average daily borrowings outstanding under the Credit Agreement were approximately $5.4 million. The weighted average interest rate on borrowings under the Credit Agreement was 5.5 percent for the year ended June 30, 2025. Based upon our debt structure at June 30, 2025 and 2024, less than 1 percent of our debt was exposed to variable rates of interest.
We consider the majority of the $1.0 billion unremitted earnings of our non-U.S. subsidiaries to be permanently reinvested. With regard to these unremitted earnings, we have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements. Determination of the amount of unrecognized deferred tax liability related to indefinitely reinvested earnings is not practicable due to our legal entity structure and the complexity of U.S. and local tax laws. With regard to the small portion of unremitted earnings that are not indefinitely reinvested, we maintain a deferred tax liability for foreign withholding and U.S. state income taxes. The deferred tax liability associated with unremitted earnings of our non-U.S. subsidiaries not permanently reinvested is $3.8 million as of June 30, 2025.
At June 30, 2025, we had cash and cash equivalents of $140.5 million. Total Kennametal Shareholders’ equity was $1,284.0 million and total debt was $597.8 million. Our current senior credit ratings are considered investment grade. We believe that our current financial position, liquidity and credit ratings provide us with access to the capital markets. We continue to closely monitor our liquidity position and the condition of the capital markets, as well as the counterparty risk of our credit providers.
Cash generated from operations is expected to meet our planned capital expenditures of approximately $90 million and expected dividend payments in fiscal 2026. There can be no assurance, however, that we will generate cash from operations in line with our expectations, or that these projections will remain constant throughout fiscal 2026. If cash generated from operations is not sufficient to support these activities, we may be required to use existing cash and cash equivalents, reduce capital expenditures or borrow under the Credit Agreement. We believe that our cash and cash equivalents, cash flow from operations and available borrowings are sufficient to meet both the short-term and long-term capital needs of the Company.
The following is a summary of our contractual obligations and other commercial commitments as of June 30, 2025:

Contractual Obligations (in thousands)		Total	2026	2027-2028		2029-2030	Thereafter
Long-term debt, including current maturities	(1)	$692,025	$22,275	$344,550		$16,800	$308,400
Other lines of credit and notes payable		1,004	1,004	—		—	—
Pension benefit payments		(2)	56,801	112,776		107,540	(2)
Postretirement benefit payments		(2)	973	1,706	1,706	1,430	(2)
Operating leases	(3)	52,838	14,116	17,188		6,992	14,542
Purchase obligations	(4)	42,900	42,880	20		—	—
Unrecognized tax benefits	(5)	1,947	103	1,515		166	163
Total			$138,152	$477,755		$132,928
(1)Long-term debt includes interest obligations of $92.0 million and excludes debt issuance costs of $2.5 million.
(2)Annual payments are expected to continue into the foreseeable future at the amounts noted in the table.
(3)In 2025, the Company signed a material lease agreement related to a future innovation center in Germany. The lease has not yet commenced as the facility has yet to be constructed and the Company does not have the right to use the property until the future handover date. The future cash flows related to this lease are not included in the table.
(4)Purchase obligations consist of purchase commitments for materials, supplies and machinery and equipment as part of the ordinary conduct of business. Purchase obligations with variable price provisions were determined assuming market prices as of June 30, 2025 remain constant.
(5)Unrecognized tax benefits are positions taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. These amounts include interest of $0.2 million and a penalty of $0.1 million accrued related to such positions as of June 30, 2025. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

Other Commercial Commitments (in thousands)	Total	2026	2027-2028	2029-2030	Thereafter
Standby letters of credit	$4,539	$3,459	$1,080	$—	$—
Guarantees	10,527	2,828	7,699	—	—
Total	$15,066	$6,287	$8,779	$—	$—

The standby letters of credit relate to insurance and other activities. The guarantees are non-debt guarantees with financial institutions, which are required primarily for security deposits, product performance guarantees and advances.
Share Repurchase Program. In February 2024, the Board of Directors of the Company authorized a $200 million, three-year share repurchase program outside of the Company's dividend reinvestment program. During 2025, the Company repurchased 2.5 million shares of common stock for $60 million.
Dividends. In fiscal 2025, the Board of Directors of the Company declared a dividend of $0.20 per share in each quarter for a total of $62 million in dividends returned to the shareholders.
Cash Flow Provided by Operating Activities. During 2025, cash flow provided by operating activities was $208.3 million, compared to $277.1 million in 2024. During 2025, cash flow provided by operating activities consisted of net income and non-cash items amounting to $247.5 million and changes in certain assets and liabilities netting to an outflow of $39.2 million. Contributing to the change in certain assets and liabilities were an increase in inventories of $17.4 million, decrease in accrued income taxes of $12.3 million, a decrease in accrued pension and postretirement benefits of $7.4 million, a decrease in accounts payable and accrued liabilities of $6.2 million and a decrease in other of $5.0 million, partially offset by a decrease in accounts receivable of $9.1 million.
During 2024, cash flow provided by operating activities was $277.1 million consisting of net income and non-cash items amounting to $278.2 million and changes in certain assets and liabilities netting to an outflow of $1.1 million. Contributing to the change in certain assets and liabilities were a decrease in accrued income taxes of $16.2 million, a decrease in accrued pension and postretirement benefits of $9.5 million, a decrease in accounts payable and accrued liabilities of $6.1 million and an increase in accounts receivable of $2.6 million, partially offset by a decrease in inventories of $36.8 million.
Cash Flow Used for Investing Activities. Cash flow used for investing activities was $61.8 million for 2025, a decrease of $47.6 million, compared to $109.4 million in 2024. During 2025, cash flow used for investing activities included capital expenditures, net of $87.1 million, which consisted primarily of equipment upgrades, proceeds from a divestiture of $18.7 million and proceeds from insurance recoveries of $11.8 million, partially offset by an outflow of $5.2 million which includes an investment in a strategic partnership with Toolpath Labs, Inc.
Cash flow used for investing activities was $109.4 million for 2024 and included capital expenditures, net of $102.1 million, which consisted primarily of equipment upgrades, the acquisition of a business for $4.0 million and an investment in a strategic partnership with ModuleWorks GmbH.
Cash Flow Used for Financing Activities. Cash flow used for financing activities was $133.9 million for 2025 compared to $141.7 million in 2024. During 2025, cash flow used for financing activities primarily included $61.9 million of cash dividends paid to shareholders, $60.1 million in common shares repurchased, primarily under the share repurchase program and $7.1 million of the effect of employee benefit and stock plans and dividend reinvestment.
Cash flow used for financing activities was $141.7 million for 2024 and included $65.6 million in common shares repurchased, primarily under the share repurchase program, $63.4 million of cash dividends paid to shareholders and $10.0 million of the effect of employee benefit and stock plans and dividend reinvestment.

FINANCIAL CONDITION At June 30, 2025, total assets were $2,545.4 million, an increase of $41.7 million from $2,503.8 million at June 30, 2024. Total liabilities increased $5.6 million from $1,215.2 million at June 30, 2024 to $1,220.8 million at June 30, 2025.
Working capital was $616.9 million at June 30, 2025, an increase of $30.3 million from $586.6 million at June 30, 2024. The increase in working capital was primarily driven by an increase in inventories of $23.6 million, an increase in cash and cash equivalents of $12.6 million, an increase in other current assets of $7.9 million and a decrease in accrued income taxes of $4.6 million. Partially offsetting these items was a decrease in accounts receivable of $7.4 million, an increase in other current liabilities of $5.0 million and an increase in accounts payable of $4.4 million. Currency exchange rate effects increased working capital by a total of approximately $22.5 million, the effects of which are included in the aforementioned changes.
Property, plant and equipment, net decreased $18.1 million from $938.1 million at June 30, 2024 to $919.9 million at June 30, 2025, primarily due to depreciation of $125.7 million and disposals of $1.8 million, partially offset by capital additions of $89.0 million and a currency exchange effect of approximately $22.0 million
At June 30, 2025, other assets were $586.2 million, an increase of $23.1 million from $563.1 million at June 30, 2024. The primary drivers for the increase were an increase in other of 12.9 million, including an investment in a strategic partnership with Toolpath Labs, Inc, an increase in goodwill of 11.2 million and an increase in deferred income taxes of $11.1 million. Partially offsetting these items was amortization of intangibles of $10.8 million. Currency exchange rate effects increased other assets by a total of approximately $23.9 million, the effects of which are included in the aforementioned changes.

Kennametal Shareholders’ equity was $1,284.0 million at June 30, 2025, an increase of $34.1 million from $1,249.9 million in the prior year. The increase was primarily due to net income attributable to Kennametal of $93.1 million, other comprehensive income attributable to Kennametal of $47.9 million and capital stock issued under employee benefit and stock plans of $14.1 million, partially offset by cash dividends paid to Kennametal Shareholders of $61.9 million and the repurchase of capital stock of $60.1 million primarily under the share repurchase program.

EFFECTS OF INFLATION Rising costs, including the cost of certain raw materials, continue to affect our operations throughout the world. We experienced higher levels of inflation in 2025 and expect inflation will continue to be a challenge in fiscal 2026. We will strive to minimize the effects through cost containment, productivity improvements and price increases.

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
Revenue Recognition. The Company's contracts with customers are comprised of purchase orders, and for larger customers, may also include long-term agreements. We account for a contract when it has approval and commitment from both parties, the rights of the parties and payment terms are identified, the contract has commercial substance and collectability of consideration is probable. These contracts with customers typically relate to the manufacturing of products, which represent single performance obligations that are satisfied when control of the product passes to the customer. The Company considers the timing of right to payment, transfer of risk and rewards, transfer of title, transfer of physical possession and customer acceptance when determining when control transfers to the customer. As a result, revenue is generally recognized at a point in time - either upon shipment or delivery - based on the specific shipping terms in the contract. The shipping terms vary across all businesses and depend on the product, customary local commercial terms and the type of transportation. Shipping and handling activities are accounted for as activities to fulfill a promise to transfer a product to a customer and as such, costs incurred are recorded when the related revenue is recognized. Payment for products is due within a limited time period after shipment or delivery, typically within 30 to 90 calendar days of the respective invoice dates. The Company does not generally offer extended payment terms.
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
The Company records a contract asset when it has a right to payment from a customer that is conditioned on events that have occurred other than the passage of time. The Company also records a contract liability when customers prepay but the Company has not yet satisfied its performance obligation. The Company did not have any material remaining performance obligations, contract assets or liabilities as of June 30, 2025 and 2024.
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

Stock-Based Compensation. We recognize stock-based compensation expense for all stock options, restricted stock awards and restricted stock units over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service (substantive vesting period). Forfeitures are recorded as incurred. We utilize the Black-Scholes valuation method to establish the fair value of all stock option awards. Time vesting stock units are valued at the market value of the stock on the grant date. Performance vesting stock units with a market condition are valued using a Monte Carlo model.
Accounting for Contingencies. We accrue for contingencies when it is probable that a liability or loss has been incurred and the amount can be reasonably estimated. Contingencies by their nature relate to uncertainties that require the exercise of judgment in both assessing whether or not a liability or loss has been incurred and estimating the amount of probable loss. The significant contingencies affecting our consolidated financial statements include environmental, health and safety matters and litigation.
Long-Lived Assets. We evaluate the recoverability of property, plant and equipment, operating lease right-of-use (ROU) assets and intangible assets that are amortized whenever events or changes in circumstances indicate the carrying amount of such assets may not be fully recoverable. Changes in circumstances include technological advances, changes in our business model, capital structure, economic conditions or operating performance. Our evaluation is performed at the asset group level, based upon, among other things, our assumptions about the estimated future undiscounted cash flows these assets are expected to generate. When the sum of the undiscounted cash flows is less than the carrying value, we will recognize an impairment loss to the extent that carrying value exceeds fair value. We apply our best judgment when performing these evaluations to determine if a triggering event has occurred, the undiscounted cash flows used to assess recoverability and the fair value of the asset group.
Goodwill. Goodwill represents the excess of cost over the fair value of the net assets of acquired companies. We evaluate the recoverability of goodwill of each of our reporting units by comparing the fair value of each reporting unit with its carrying value. Goodwill is tested at least annually for impairment. As of June 30, 2025, goodwill of $282.7 million was allocated only to the Metal Cutting reporting unit. We perform our annual impairment test during the June quarter in connection with our annual planning process unless there are impairment indicators that warrant a test prior to that quarter. In 2025, we performed a quantitative "Step 1" analyses using a combination of a discounted cash flow analysis and market multiples based upon historical and projected financial information. We can use a qualitative test, known as "Step 0," or a quantitative method to determine whether impairment has occurred. In 2024, we elected to implement Step 0 and were not required to conduct the quantitative analysis.
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

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be an accurate prediction of the future. Certain events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately affect the estimated fair values of the Metal Cutting reporting unit may include such items as: (i) a decrease in expected future cash flows, specifically, a continued decrease in sales volume driven by a prolonged weakness in customer demand or other pressures adversely affecting our long-term sales trends, (ii) inability to achieve the sales from our strategic growth initiatives, and (iii) increased pressure on margins due to higher inflationary costs or other factors. A significant change in any of these factors may increase the likelihood of a goodwill impairment in a future period.
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
In the valuation of our pension and other postretirement benefit liabilities, management utilizes various assumptions. Our discount rates are derived by identifying a theoretical settlement portfolio of high quality corporate bonds sufficient to provide for a plan’s projected benefit payments. This rate can fluctuate based on changes in the corporate bond yields. At June 30, 2025, a hypothetical 25 basis point increase or decrease in our discount rates would be immaterial to our pre-tax income.
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
We expect to contribute approximately $7.3 million and $1.0 million to our pension and other postretirement benefit plans, respectively, in 2026. Expected pension contributions in 2026 are primarily for international plans.
Inventories. We use the last-in, first-out method for determining the cost of a significant portion of our U.S. inventories, and they are stated at the lower of cost or market. The cost of the remainder of our inventories is measured using approximate costs determined on the first-in, first-out basis or using the average cost method, and are stated at the lower of cost or net realizable value. When market conditions indicate an excess of carrying costs over market value, a lower of cost or net realizable value provision or a lower of cost or market provision, as applicable, is recorded. Once inventory is determined to be excess or obsolete, a new cost basis is established that is not subsequently written back up in future periods.
Income Taxes. The Company’s provision for income taxes is calculated based on income and statutory tax rates in the various jurisdictions in which the Company operates and requires the use of management’s estimates and judgments. Management judgment is required in determining the Company’s worldwide provision for income taxes and recording the related assets and liabilities, including accruals for unrecognized tax benefits and assessing the need for valuation allowances on deferred tax assets. Realization of our deferred tax assets is primarily dependent on future taxable income, the timing and amount of which are uncertain. A valuation allowance is recognized if it is “more likely than not” that some or all of a deferred tax asset will not be realized. As of June 30, 2025, the deferred tax assets net of valuation allowances relate primarily to net operating loss and other carryforwards, pension benefits, accrued employee benefits and inventory. In the event that we were to determine that we would not be able to realize our deferred tax assets in the future, an increase in the valuation allowance would be required. In the event we were to determine that we are able to use our deferred tax assets for which a valuation allowance is recorded, a decrease in the valuation allowance would be required.

NEW ACCOUNTING STANDARDS
The Company did not adopt any new accounting standards during 2025 that have had or are expected to have a material impact on the Company's consolidated financial statements or disclosures.

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
Organic sales growth (decline). Organic sales growth (decline) is a non-GAAP financial measure of sales growth (decline) (which is the most directly comparable GAAP measure) excluding the effects of acquisitions, divestitures, business days and foreign currency exchange from year-over-year comparisons. We believe this measure provides investors with a supplemental understanding of underlying sales trends by providing sales growth (decline) on a consistent basis. We report organic sales growth (decline) at the consolidated and segment levels.
Constant currency end market sales growth (decline). Constant currency end market sales growth (decline) is a non-GAAP financial measure of sales growth (decline) (which is the most directly comparable GAAP measure) by end market excluding the effects of acquisitions, divestitures and foreign currency exchange from year-over-year comparisons. We note that, unlike organic sales growth (decline), constant currency end market sales growth (decline) does not exclude the effect of business days. We believe this measure provides investors with a supplemental understanding of underlying end market trends by providing end market sales growth (decline) on a consistent basis. We report constant currency end market sales growth (decline) at the consolidated and segment levels.
Constant currency regional sales growth (decline). Constant currency regional sales growth (decline) is a non-GAAP financial measure of sales growth (decline) (which is the most directly comparable GAAP measure) by region excluding the effects of acquisitions, divestitures and foreign currency exchange from year-over-year comparisons. We note that, unlike organic sales growth (decline), constant currency regional sales growth (decline) does not exclude the effect of business days. We believe this measure provides investors with a supplemental understanding of underlying regional trends by providing regional sales growth (decline) on a consistent basis. We report constant currency regional sales growth (decline) at the consolidated and segment levels.
Reconciliations of organic sales decline to sales decline are as follows:

Year ended June 30, 2025	Metal Cutting	Infrastructure	Total
Organic sales decline	(5)%	(2)%	(4)%
Foreign currency exchange effect(5)	(1)	—	(1)
Business days effect(9)	1	—	1
Sales decline	(5)%	(2)%	(4)%
Reconciliations of constant currency end market sales (decline) growth to end market sales (decline) growth, are as follows:

Metal Cutting
Year ended June 30, 2025	Energy	General Engineering	Aerospace & Defense	Transportation
Constant currency end market sales (decline) growth	(1)%	(5)%	3%	(4)%
Foreign currency exchange effect(5)	(1)	(1)	(1)	(2)
End market sales (decline) growth(6)	(2)%	(6)%	2%	(6)%

Infrastructure
Year ended June 30, 2025	Energy	General Engineering	Aerospace & Defense	Earthworks
Constant currency end market sales (decline) growth	—%	(3)%	16%	(7)%
Foreign currency exchange effect(5)	—	(1)	—	1
End market sales (decline) growth(6)	—%	(4)%	16%	(6)%

Total
Year ended June 30, 2025	Energy	General Engineering	Aerospace & Defense	Transportation	Earthworks
Constant currency end market sales (decline) growth	—%	(4)%	6%	(4)%	(7)%
Foreign currency exchange effect(5)	(1)	(1)	—	(2)	1
End market sales (decline) growth(6)	(1)%	(5)%	6%	(6)%	(6)%

Reconciliations of constant currency regional sales (decline) growth to reported regional sales (decline) growth, are as follows:

	Year Ended June 30, 2025
	Americas	EMEA	Asia Pacific
Metal Cutting
Constant currency regional sales decline	(2)%	(7)%	—%
Foreign currency exchange effect(5)	(2)	—	(1)
Regional sales decline(7)	(4)%	(7)%	(1)%

Infrastructure
Constant currency regional sales (decline) growth	(4)%	4%	(3)%
Foreign currency exchange effect(5)	(1)	1	—
Regional sales (decline) growth(7)	(5)%	5%	(3)%

Total
Constant currency regional sales decline	(3)%	(4)%	(1)%
Foreign currency exchange effect(5)	(1)	—	(1)
Regional sales decline(7)	(4)%	(4)%	(2)%
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

Included below is a sensitivity analysis that is based upon a hypothetical 10 percent weakening or strengthening in the U.S. dollar and its effects on the June 30, 2025 currency exchange rates. We compared our contractual derivative arrangements in effect at June 30, 2025 to the hypothetical foreign exchange in the sensitivity analysis to determine the effect on pre-tax income and accumulated other comprehensive loss. Our analysis takes into consideration the different types of derivative instruments and the applicability of hedge accounting.
Also included below is a sensitivity analysis that is based upon a hypothetical 10 percent change on the effective interest rates under our current borrowing arrangements as of June 30, 2025. We compared our borrowing arrangements in effect at June 30, 2025 to the hypothetical interest rates in the sensitivity analysis to determine the effect on interest expense, pre-tax income and accumulated other comprehensive loss.
DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES Certain currency forward contracts that hedge significant cross-border intercompany loans are considered as other derivatives and therefore do not qualify for hedge accounting. Range forward contracts (a transaction where both a put option is purchased and a call option is sold) are designated as cash flow hedges and hedge anticipated cash flows from cross-border intercompany sales of products and services. At June 30, 2025, a hypothetical 10 percent strengthening or weakening of the U.S. dollar would have changed accumulated other comprehensive loss, net of tax, by $0.3 million and pre-tax income by $0.4 million.
DEBT, REVOLVING AND OTHER LINES OF CREDIT AND NOTES PAYABLE At June 30, 2025 and 2024, we had $597.8 million and $597.4 million, respectively, of outstanding debt, including revolving and other lines of credit and notes payable. The effective interest rate was 3.7 percent as of June 30, 2025 and 2024, respectively. Based upon our debt structure at June 30, 2025 and 2024, less than 1 percent of our debt was exposed to variable rates of interest. A hypothetical change of 10 percent in market interest rates from June 30, 2025 levels would be immaterial.
CURRENCY EXCHANGE RATE FLUCTUATIONS Currency exchange rate fluctuations decreased diluted earnings per share by $0.02 in 2025 and decreased diluted earnings per share by $0.11 in 2024. Currency exchange rate fluctuations may have a material effect on future earnings in the short term and long term.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management has conducted an assessment of the Company’s internal controls over financial reporting as of June 30, 2025 using the criteria in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of June 30, 2025, based on the criteria in Internal Control – Integrated Framework (2013) issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of June 30, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Kennametal Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kennametal Inc. and its subsidiaries (the "Company") as of June 30, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended June 30, 2025, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Critical Audit Matter
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
Provision for Income Taxes
As described in Notes 2 and 13 to the consolidated financial statements, the Company recorded a provision for income taxes of $33.3 million for the year ended June 30, 2025. The Company’s provision for income taxes is calculated based on income and statutory tax rates in the various jurisdictions in which the Company operates and requires the use of management’s estimates and judgments. Management judgment is required in determining the Company’s worldwide provision for income taxes and recording the related assets and liabilities, including accruals for unrecognized tax benefits and assessing the need for valuation allowances on deferred tax assets.
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

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
August 12, 2025

We have served as the Company’s auditor since 2002.

CONSOLIDATED STATEMENTS OF INCOME

Year ended June 30 (in thousands, except per share data)	2025	2024	2023
Sales	$1,966,845	$2,046,899	$2,078,184
Cost of goods sold	1,368,775	1,419,806	1,431,745
Gross profit	598,070	627,093	646,439
Operating expense	430,835	433,161	437,292
Restructuring and other charges, net (Note 16)	11,813	12,152	4,106
Loss on divestiture	1,512	—	—
Amortization of intangibles	10,787	11,557	12,624
Operating income	143,123	170,223	192,417
Interest expense	24,930	26,472	28,496
Other (income) expense, net	(13,811)	(699)	4,300
Income before income taxes	132,004	144,450	159,621
Provision for income taxes (Note 13)	33,296	30,809	36,255
Net income	98,708	113,641	123,366
Less: Net income attributable to noncontrolling interests	5,583	4,318	4,907
Net income attributable to Kennametal	$93,125	$109,323	$118,459
PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL SHAREHOLDERS
Basic earnings per share	$1.21	$1.38	$1.47
Diluted earnings per share	$1.20	$1.37	$1.46
Basic weighted average shares outstanding	77,264	79,390	80,803
Diluted weighted average shares outstanding	77,894	79,965	81,402

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year ended June 30 (in thousands)	2025	2024	2023
Net income	$98,708	$113,641	$123,366
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on derivatives designated and qualified as cash flow hedges	771	(26)	—
Reclassification of unrealized gain on expired derivatives designated and qualified as cash flow hedges	(1,574)	(725)	(770)
Unrecognized net pension and other postretirement benefit plans loss	(7,965)	(10,100)	(10,402)
Reclassification of net pension and other postretirement benefit plans loss	6,257	4,227	3,373
Foreign currency translation adjustments	51,240	(14,164)	6,815
Total other comprehensive income (loss), net of tax	48,729	(20,788)	(984)
Total comprehensive income	147,437	92,853	122,382
Less: comprehensive income attributable to noncontrolling interests	6,418	3,777	4,315
Comprehensive income attributable to Kennametal Shareholders	$141,019	$89,076	$118,067
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

As of June 30 (in thousands, except per share data)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$140,540	$127,971
Accounts receivable, less allowance for doubtful accounts of $8,819 and $7,831 respectively	295,401	302,810
Inventories (Note 7)	538,237	514,632
Other current assets	65,092	57,179
Total current assets	1,039,270	1,002,592
Property, plant and equipment:
Land and buildings	440,187	415,376
Machinery and equipment	2,058,497	1,992,001
Less accumulated depreciation	(1,578,770)	(1,469,314)
Property, plant and equipment, net	919,914	938,063
Other assets:
Goodwill (Note 8)	282,726	271,567
Other intangible assets, less accumulated amortization of $175,501 and $184,352, respectively (Note 8)	67,209	81,421
Operating lease right-of-use assets (Note 9)	45,221	48,142
Deferred income taxes (Note 13)	90,473	79,333
Long-term prepaid pension benefit (Note 14)	75,062	70,016
Other	25,537	12,624
Total other assets	586,228	563,103
Total assets	$2,545,412	$2,503,758
LIABILITIES
Current liabilities:
Revolving and other lines of credit and notes payable (Note 12)	$977	$1,377
Current operating lease liabilities (Note 9)	12,187	12,766
Accounts payable	195,929	191,541
Accrued income taxes	8,546	13,152
Accrued vacation pay	12,123	12,370
Accrued payroll	43,461	40,643
Other current liabilities (Note 10)	149,106	144,112
Total current liabilities	422,329	415,961
Long-term debt, less current maturities (Note 11)	596,788	595,980
Operating lease liabilities (Note 9)	33,408	35,631
Deferred income taxes (Note 13)	32,609	36,171
Accrued postretirement benefits (Note 14)	5,752	6,334
Accrued pension benefits (Note 14)	106,963	103,581
Accrued income taxes	1,936	1,484
Other liabilities	20,979	20,017
Total liabilities	1,220,764	1,215,159
Commitments and contingencies (Note 20)
EQUITY
Kennametal Shareholders’ Equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 76,012 and 77,889 shares issued, respectively	95,015	97,361
Additional paid-in capital	373,902	416,620
Retained earnings	1,201,755	1,170,482
Accumulated other comprehensive loss (Note 15)	(386,693)	(434,588)
Total Kennametal Shareholders’ Equity	1,283,979	1,249,875
Noncontrolling interests	40,669	38,724
Total equity	1,324,648	1,288,599
Total liabilities and equity	$2,545,412	$2,503,758
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended June 30 (in thousands)	2025	2024	2023
OPERATING ACTIVITIES
Net income	$98,708	$113,641	$123,366
Adjustments to reconcile to cash from operations:
Depreciation	125,709	123,130	121,401
Amortization	10,787	11,557	12,624
Stock-based compensation expense	22,115	24,340	24,657
Restructuring and other charges, net	11,813	12,152	4,106
Deferred income taxes	(13,084)	(8,017)	(9,219)
Gain on insurance recoveries	(12,100)	—	—
Loss on divestiture	1,512	—	—
Other	2,048	1,405	7,079
Changes in certain assets and liabilities:
Accounts receivable	9,068	(2,624)	(11,543)
Inventories	(17,396)	36,835	17,582
Accounts payable and accrued liabilities	(6,157)	(6,086)	(32,514)
Accrued income taxes	(12,267)	(16,219)	852
Accrued pension and postretirement benefits	(7,393)	(9,481)	(10,103)
Other	(5,039)	(3,525)	9,657
Net cash flow provided by operating activities	208,324	277,108	257,945
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(88,971)	(107,561)	(94,385)
Disposals of property, plant and equipment	1,841	5,425	5,029
Proceeds from divestiture	18,689	—	—
Proceeds from insurance recoveries	11,793	—	—
Business acquisitions	—	(4,010)	—
Other	(5,177)	(3,280)	126
Net cash flow used for investing activities	(61,825)	(109,426)	(89,230)
FINANCING ACTIVITIES
Net (decrease) increase in notes payable	(459)	714	(1,270)
Net decrease in revolving and other lines of credit	—	—	(19,000)
Purchase of capital stock	(60,120)	(65,574)	(49,290)
The effect of employee benefit and stock plans and dividend reinvestment	(7,059)	(9,982)	(6,042)
Cash dividends paid to Shareholders	(61,852)	(63,431)	(64,524)
Other	(4,429)	(3,474)	(2,982)
Net cash flow used for financing activities	(133,919)	(141,747)	(143,108)
Effect of exchange rate changes on cash and cash equivalents	(11)	(3,985)	(5,172)
CASH AND CASH EQUIVALENTS
Net increase in cash and cash equivalents	12,569	21,950	20,435
Cash and cash equivalents, beginning of year	127,971	106,021	85,586
Cash and cash equivalents, end of year	$140,540	$127,971	$106,021
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	2025		2024		2023
Year ended June 30 (in thousands)	Shares	Amount	Shares	Amount	Shares	Amount
CAPITAL STOCK
Balance at beginning of year	77,889	$97,361	79,835	$99,794	81,337	$101,671
Dividend reinvestment	7	9	7	9	7	9
Capital stock issued under employee benefit and stock plans	614	767	649	810	494	618
Purchase of capital stock	(2,498)	(3,122)	(2,602)	(3,252)	(2,003)	(2,504)
Balance at end of year	76,012	95,015	77,889	97,361	79,835	99,794
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year		416,620		465,406		494,202
Dividend reinvestment		158		169		178
Capital stock issued under employee benefit and stock plans		14,121		13,367		17,812
Purchase of capital stock		(56,997)		(62,322)		(46,786)
Balance at end of year		373,902		416,620		465,406
RETAINED EARNINGS
Balance at beginning of year		1,170,482		1,124,590		1,070,655
Net income attributable to Kennametal		93,125		109,323		118,459
Cash dividends ($0.80 per share in 2025, 2024 and 2023, respectively)		(61,852)		(63,431)		(64,524)
Balance at end of year		1,201,755		1,170,482		1,124,590
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of year		(434,588)		(414,343)		(413,951)
Unrealized gain (loss) on derivatives designated and qualified as cash flow hedges		771		(26)		—
Reclassification of unrealized gain on expired derivatives designated and qualified as cash flow hedges		(1,574)		(725)		(770)
Unrecognized net pension and other postretirement benefit plans loss		(7,965)		(10,100)		(10,402)
Reclassification of net pension and other postretirement benefit plans loss		6,257		4,227		3,373
Foreign currency translation adjustments		50,405		(13,621)		7,407
Other comprehensive income (loss), net of tax		47,894		(20,245)		(392)
Balance at end of year		(386,693)		(434,588)		(414,343)
NONCONTROLLING INTERESTS
Balance at beginning of year		38,724		38,721		38,670
Net income		5,583		4,318		4,907
Other comprehensive income (loss), net of tax		836		(541)		(592)
Cash dividends		(4,474)		(3,774)		(4,264)
Balance at end of year		40,669		38,724		38,721
Total equity, June 30		$1,324,648		$1,288,599		$1,314,168
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF OPERATIONS
With more than 85 years of materials expertise, the Company is a global industrial technology leader, helping customers across the General Engineering, Transportation, Earthworks, Energy and Aerospace & Defense end markets manufacture with precision and efficiency. This expertise includes the development and application of tungsten carbides, ceramics, super-hard materials and solutions used in metal cutting and extreme wear applications to keep customers up and running longer against conditions such as corrosion and high temperatures.
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
CASH AND CASH EQUIVALENTS Cash investments having original maturities of three months or less are considered cash equivalents. Cash equivalents principally consist of investments in money market funds and bank deposits at June 30, 2025.
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
Depreciation for financial reporting purposes is generally computed using the straight-line method over the following estimated useful lives: building and improvements over 15-40 years; machinery and equipment over 4-15 years; furniture and fixtures over 5-10 years and computer hardware and software over 3-5 years.

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
GOODWILL AND OTHER INTANGIBLE ASSETS Goodwill represents the excess of cost over the fair value of the net assets of acquired companies. Goodwill is tested at least annually for impairment. We perform our annual impairment test during the June quarter in connection with our annual planning process unless there are impairment indicators that warrant a test prior to that quarter. As of June 30, 2025, only the Metal Cutting reporting unit has goodwill recorded. We completed annual tests of goodwill impairment and recorded no impairments during 2025, 2024 or 2023 for our Metal Cutting reporting unit. In 2025 and 2023, we performed quantitative "Step 1" analyses using a combination of a discounted cash flow analysis and market multiples based upon historical and projected financial information. We can use a qualitative test, known as "Step 0," or a quantitative method to determine whether impairment has occurred. In 2024, we elected to implement Step 0 and were not required to conduct the quantitative analysis. We apply our best judgment when assessing the reasonableness of the assumptions used to determine the fair value of the reporting unit.
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
The following tables provide the computation of diluted shares outstanding:

(in thousands)	2025	2024	2023
Weighted-average shares outstanding during period	77,264	79,390	80,803
Add: Unexercised stock options and unvested restricted stock units	630	575	599
Number of shares on which diluted earnings per share is calculated	77,894	79,965	81,402
Unexercised stock options with an exercise price greater than the average market price and restricted stock units not included in the computation because they were anti-dilutive	274	396	642

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
The Company records a contract asset when it has a right to payment from a customer that is conditioned on events that have occurred other than the passage of time. The Company also records a contract liability when customers prepay but the Company has not yet satisfied its performance obligation. The Company did not have any material remaining performance obligations, contract assets or liabilities as of June 30, 2025 and 2024.
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
RESEARCH AND DEVELOPMENT COSTS Research and development costs of $44.4 million, $44.2 million and $43.1 million in 2025, 2024 and 2023, respectively, were expensed as incurred. These costs are included in operating expense in the consolidated statements of income.

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
Losses of $1.3 million, $4.1 million and $3.9 million from currency transactions were included in other (income) expense, net in 2025, 2024 and 2023, respectively.

NOTE 3 — SUPPLEMENTAL CASH FLOW DISCLOSURES

Year ended June 30 (in thousands)	2025	2024	2023
Cash paid during the period for:
Interest	$24,768	$26,382	$28,192
Income taxes	58,646	48,518	43,730
Supplemental disclosure of non-cash information:
Changes in accounts payable related to purchases of property, plant and equipment	3,094	(4,497)	(2,248)

NOTE 4 —SUPPLIER FINANCE PROGRAM
We have a supplier finance program managed through two global financial institutions under which we agree to pay the financial institutions the stated amount of confirmed invoices from our participating suppliers on the invoice due date. We, or the global financial institutions, may terminate our agreements at any time upon 30 days written notice. We do not provide any forms of guarantees under these agreements. Supplier participation in the program is solely up to the supplier. We have no economic interest in a supplier’s decision to participate in the program, and their participation has no bearing on our payment terms or amounts due. The payment terms that we have with our suppliers under this program are considered commercially reasonable. As of June 30, 2025 and June 30, 2024, the obligations outstanding that the Company has confirmed as valid to the financial institutions under the program were $17.3 million and $26.1 million, respectively, and were recorded within trade accounts payable.
The following rollforward table indicates the Company's outstanding obligations under the supplier finance program for the year ended June 30, 2025:

Year Ended June 30 (in thousands)	2025
Confirmed obligations outstanding at the beginning of the year	$26,059
Invoices confirmed during the year	66,035
Confirmed invoices paid during the year	(74,788)
Confirmed obligations outstanding at the end of the year	$17,306

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
Level 3: Inputs that are unobservable.
As of June 30, 2025, the fair values of the Company’s financial assets and financial liabilities measured at fair value on a recurring basis are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$88	$—	$88
Total assets at fair value	$—	$88	$—	$88

Liabilities:
Derivatives (1)	$—	$81	$—	$81
Total liabilities at fair value	$—	$81	$—	$81

As of June 30, 2024, the fair value of the Company’s financial assets and financial liabilities measured at fair value on a recurring basis are categorized as follows:

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
The fair value of derivatives designated and not designated as hedging instruments in the consolidated balance sheets are as follows:

(in thousands)	2025	2024
Derivatives designated as hedging instruments
Other current assets - range forward contracts	$—	$43
Other current liabilities - range forward contracts	(9)	—
Total derivatives designated as hedging instruments	(9)	43
Derivatives not designated as hedging instruments
Other current assets - currency forward contracts	$88	$48
Other current liabilities - currency forward contracts	(72)	(89)
Total derivatives not designated as hedging instruments	16	(41)
Total derivatives	$7	$2
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

(in thousands)	2025	2024	2023
Other (income) expense, net - currency forward contracts	$(58)	$69	$(435)
CASH FLOW HEDGES
Range forward contracts (a transaction where both a put option is purchased and a call option is sold) are designated as cash flow hedges and hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts are recorded in accumulated other comprehensive loss and are recognized as a component of cost of goods sold when the underlying sale of products or services is recognized into earnings. The notional amount of the contracts translated into U.S. dollars at June 30, 2025 and June 30, 2024 was $4.7 million and $6.4 million, respectively. The time value component of the fair value of range forward contracts is excluded from the assessment of hedge effectiveness.

The following represents losses, net of tax, related to cash flow hedges:

(in thousands)	2025	2024
Unrealized gain (loss) recognized in other comprehensive income (loss)	$771	$(26)
NET INVESTMENT HEDGES
As of June 30, 2025 and 2024, we had certain foreign currency-denominated intercompany loans payable with total aggregate principal amounts of ¥82.3 million and ¥279.7 million, respectively, designated as net investment hedges to hedge the foreign exchange exposure of our net investment in our China-based subsidiaries. Losses of $2.2 million and $0.2 million were recorded as a component of foreign currency translation adjustments in other comprehensive income (loss) as of June 30, 2025 and June 30, 2024, respectively.
As of June 30, 2025, the foreign currency-denominated intercompany loans payable designated as net investment hedges consisted of:

Instrument	Notional (CNY in thousands)(2)	Notional (USD in thousands)(2)	Maturity
Foreign currency-denominated intercompany loan payable	¥82,304	$11,487	March 2026
(2) Includes principal and accrued interest.

NOTE 7 — INVENTORIES
Inventories consisted of the following at June 30:

(in thousands)	2025	2024
Finished goods	$328,243	$310,965
Work in process and powder blends	225,726	216,203
Raw materials	90,257	77,050
Inventories at current cost	644,226	604,218
Less: LIFO valuation	(105,989)	(89,586)
Total inventories	$538,237	$514,632
We used the LIFO method of valuing inventories for approximately 34 percent and 33 percent of total inventories at June 30, 2025 and 2024, respectively.

NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS
As of June 30, 2025, goodwill of $282.7 million was allocated to the Metal Cutting reporting unit. We completed annual tests of goodwill impairment and recorded no impairments during 2025, 2024 or 2023 for our Metal Cutting reporting unit.

A summary of the carrying amount of goodwill attributable to each segment, as well as the changes in such, is as follows:

(in thousands)	Metal Cutting	Infrastructure	Total
Gross goodwill	$447,212	$633,211	$1,080,423
Accumulated impairment losses	(177,661)	(633,211)	(810,872)
Balance as of June 30, 2023	$269,551	$—	$269,551

Activity for the year ended June 30, 2024:
Acquisition	3,800	—	3,800
Change in gross goodwill due to translation	(1,784)	—	(1,784)

Gross goodwill	449,228	633,211	1,082,439
Accumulated impairment losses	(177,661)	(633,211)	(810,872)
Balance as of June 30, 2024	$271,567	$—	$271,567

Activity for the year ended June 30, 2025:
Change in gross goodwill due to translation	11,159	—	11,159

Gross goodwill	460,387	633,211	1,093,598
Accumulated impairment losses	(177,661)	(633,211)	(810,872)
Balance as of June 30, 2025	$282,726	$—	$282,726
The components of our other intangible assets were as follows:

	Estimated Useful Life (in years)	June 30, 2025		June 30, 2024
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Technology-based and other	4 to 20	$32,699	$(26,243)	$31,715	$(24,476)
Customer-related	10 to 21	159,722	(111,184)	179,529	(120,091)
Unpatented technology	10 to 30	26,373	(24,281)	31,485	(27,130)
Trademarks	5 to 20	23,917	(13,793)	23,044	(12,655)
Total		$242,711	$(175,501)	$265,773	$(184,352)
Amortization expense for intangible assets was $10.8 million, $11.6 million and $12.6 million for 2025, 2024 and 2023, respectively. Estimated amortization expense for 2026 through 2030 is $10.6 million, $9.1 million, $8.0 million, $7.9 million and $7.9 million, respectively.

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
We account for non-lease components separately from lease components. These costs often relate to the payments for a proportionate share of real estate taxes, insurance, common area maintenance and other operating costs in addition to base rent. We also generally do not recognize ROU assets and liabilities for leases with an initial term of 12 months or less. Lease costs associated with leases of less than 12 months were $7.7 million, $5.9 million and $7.0 million for the years ended June 30, 2025, 2024 and 2023, respectively.

As a lessee, we have various operating lease agreements primarily related to real estate, vehicles and office and plant equipment. Our real estate leases, which are comprised primarily of manufacturing, warehousing, office and administration facilities, represent a majority of our lease liability. Our lease payments are largely fixed. Any variable lease payments, including utilities, common area maintenance and repairs and maintenance, are expensed during the period incurred. Variable lease costs were immaterial for the years ended June 30, 2025, 2024 and 2023. A majority of our real estate leases include options to extend the lease and options to early terminate the lease. Leases with an early termination option generally involve a termination payment. We review all options to extend, terminate, or purchase the ROU assets at the inception of the lease and account for these options when they are reasonably certain of being exercised. Our lease agreements generally do not contain any material residual value guarantees or materially restrictive covenants. We have signed a material lease agreement related to the Company's future innovation center in Germany. The lease has not yet commenced as the facility has yet to be constructed and the Company does not have the right to use the property until the future handover date. We do not have any material lease transactions with related parties.
Operating lease expense is recognized on a straight-line basis over the lease term and is included in operating expense on our consolidated statements of income. Operating lease cost was $24.3 million, $22.3 million and $22.0 million in 2025, 2024 and 2023, respectively.
The following table sets forth supplemental balance sheet information related to our operating leases:

Year Ended June 30	2025	2024	2023
Weighted average remaining lease term	9.6 years	8.6 years	8.0 years
Weighted average discount rate	4.6%	4.3%	3.8%
The following table sets forth supplemental cash flow information related to our operating leases:

Year Ended June 30 (in thousands)	2025	2024	2023
Operating cash outflows from operating leases	$16,650	$16,360	$15,040
ROU assets obtained in exchange for new operating lease liabilities	$11,754	$17,640	$8,066
The following table sets forth the maturities of our operating lease liabilities and reconciles the respective undiscounted payments to the operating lease liabilities in the consolidated balance sheet as of June 30, 2025:

Year Ended June 30 (in thousands)
2026	$14,116
2027	10,279
2028	6,909
2029	4,149
2030	2,843
Thereafter	14,542
Total undiscounted operating lease payments	$52,838
Less: discount to net present value	7,243
Total operating lease liabilities	$45,595

NOTE 10 — OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following at June 30:

(in thousands)	2025	2024
Accrued employee benefits	$31,254	$34,542
Payroll, state and local taxes	12,040	10,752
Accrued professional and legal fees	16,966	12,698
Accrued environmental	1,408	1,559
Accrued restructuring (Note 16)	11,044	8,415
Accrued interest	3,307	3,330
Other	73,087	72,816
Total other current liabilities	$149,106	$144,112

NOTE 11 — LONG-TERM DEBT
Long-term debt consisted of the following at June 30:

(in thousands)	2025	2024
2.800% Senior Unsecured Notes due fiscal 2031, net of discount of $0.1 million for 2025 and $0.1 million for 2024	$299,897	$299,878
4.625% Senior Unsecured Notes due fiscal 2028, net of discount of $0.6 million for 2025 and $0.9 million for 2024	299,358	299,139
Total term debt	599,255	599,017
Less unamortized debt issuance costs	(2,467)	(3,037)
Total long-term debt	$596,788	$595,980
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
Fixed rate debt had a fair market value of $570.8 million and $545.9 million at June 30, 2025 and 2024, respectively. The Level 2 fair value is determined based on the quoted market prices for similar debt instruments as of June 30, 2025 and 2024, respectively.

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
As of June 30, 2025 and 2024, we were in compliance with all covenants of the Credit Agreement and we had no borrowings outstanding and $700.0 million of availability. The weighted average interest rate on borrowings under the Credit Agreement was 5.5 percent for the year ended June 30, 2025.

Borrowings on other lines of credit and notes payable were $1.0 million and $1.4 million at June 30, 2025 and 2024, respectively. The lines of credit represented short-term borrowings under credit lines with commercial banks in the various countries in which we operate. The availability of these credit lines, translated into U.S. dollars at June 30, 2025 exchange rates, totaled $62.1 million.

NOTE 13 — INCOME TAXES
Income (loss) before income taxes consisted of the following for the years ended June 30:

(in thousands)	2025	2024	2023
Income (loss) before income taxes:
United States	$(10,085)	$(13,544)	$(14,702)
International	142,089	157,994	174,323
Total income before income taxes	$132,004	$144,450	$159,621
Current income tax expense (benefit):
Federal	$2,048	$(4,003)	$2,007
State	346	1,045	546
International	43,986	41,784	42,921
Total current income tax expense	46,380	38,826	45,474
Deferred income tax expense (benefit):
Federal	$(7,647)	$(3,389)	$(3,394)
State	(1,549)	(2,880)	683
International	(3,888)	(1,748)	(6,508)
Total deferred income tax expense (benefit):	(13,084)	(8,017)	(9,219)
Provision for income taxes	$33,296	$30,809	$36,255
Effective tax rate	25.2%	21.3%	22.7%
Swiss tax reform. Legislation was effectively enacted during the December quarter of fiscal 2021 when the Canton of Schaffhausen approved the Federal Act on Tax Reform and AHV Financing on October 8, 2019 (Swiss tax reform). Significant changes from Swiss tax reform include the abolishment of certain favorable tax regimes and the creation of a multi-year transitional period at both the federal and cantonal levels.
The transitional provisions of Swiss tax reform allow companies to utilize a combination of lower tax rates and tax basis adjustments to fair value, which are used for tax depreciation and amortization purposes resulting in deductions over the transitional period. To reflect the federal and cantonal transitional provisions, as they apply to us, we recorded a deferred tax asset of $14.5 million during the December quarter of fiscal 2021. We considered the deferred tax asset from Swiss tax reform to be an estimate based on our current interpretation of the legislation, which was subject to change based on further legislative guidance, review with the Swiss federal and cantonal authorities, and modifications to the underlying valuation. During the December quarter of our fiscal 2024, we adjusted the calculation of the transitional provisions of Swiss tax reform after a review and receipt of a ruling from the Swiss federal and cantonal authorities and recorded a $2.2 million tax benefit to adjust the deferred tax asset and income tax liabilities related to fiscal years 2022 and 2023.

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes was as follows for the years ended June 30:

(in thousands)	2025	2024	2023
Income taxes at U.S. statutory rate	$27,721	$30,335	$33,520
State income taxes, net of federal tax benefit	(950)	(1,412)	971
U.S. income taxes provided on international income	3,220	4,272	4,583
Combined tax effects of international income	8,165	10,355	5,761
Change in valuation allowance and other uncertain tax positions	(103)	(3,590)	(4,060)
U.S. research and development credit	(2,880)	(4,026)	(3,325)
Advanced manufacturing production credit	(2,941)	(488)	—
Combined effects of Swiss tax reform	—	(7,801)	(2,225)
Non-deductible executive compensation	417	2,389	667
Other	647	775	363
Provision for income taxes	$33,296	$30,809	$36,255
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
During 2024, we recorded a tax charge of $2.9 million to settle income tax litigation in Italy. The impact of this item is included in the tax reconciliation table under the caption "Change in valuation allowance and other uncertain tax positions."
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

The components of net deferred tax assets and liabilities were as follows at June 30:

(in thousands)	2025	2024
Deferred tax assets:
Net operating loss (NOL) carryforwards	$19,756	$20,340
Inventory valuation and reserves	8,974	9,322
Accrued employee benefits	13,613	13,627
Operating lease liabilities	10,759	12,097
Other accrued liabilities	12,976	13,810
Capitalized research and development costs	42,947	35,637
Tax credits and other carryforwards	19,582	18,231
Intangible assets	11,618	11,095
Total	140,225	134,159
Valuation allowance	6,214	5,911
Total deferred tax assets	$134,011	$128,248
Deferred tax liabilities:
Tax depreciation in excess of book	$53,337	$58,723
Operating lease right-of-use assets	10,710	12,038
Unremitted earnings not permanently reinvested	3,754	6,931
Pension benefits	3,882	2,633
Other	4,464	4,761
Total deferred tax liabilities	$76,147	$85,086
Total net deferred tax assets	$57,864	$43,162
Included in deferred tax assets at June 30, 2025 is $19.6 million associated with tax credits and other carryforward items in the U.S. and Europe. Of that amount, $0.3 million expires through 2035, $17.6 million expires through 2045, and $1.7 million does not expire.
Included in deferred tax assets at June 30, 2025 is $19.8 million associated with NOL carryforwards in U.S. state and foreign jurisdictions. Of that amount, $2.4 million expires through 2030, $1.0 million expires through 2035, $0.8 million expires through 2040, $2.9 million expires through 2045, and the remaining $12.7 million does not expire. The realization of these tax benefits is primarily dependent on future taxable income in these jurisdictions.
A valuation allowance of $6.2 million has been placed against deferred tax assets primarily in U.S. state, Hong Kong and Vietnam jurisdictions, all of which would be allocated to income tax expense upon realization of the deferred tax assets. As the respective operations generate sufficient income, the valuation allowances will be partially or fully reversed at such time we believe it will be more likely than not that the deferred tax assets will be realized. In 2025, the valuation allowance related to these deferred tax assets increased by $0.3 million.
We consider the majority of the $1.0 billion unremitted earnings of our non-U.S. subsidiaries to be permanently reinvested. With regard to these unremitted earnings, we have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements. Determination of the amount of unrecognized deferred tax liability related to indefinitely reinvested earnings is not practicable due to our legal entity structure and the complexity of U.S. and local tax laws. With regard to the small portion of unremitted earnings that are not indefinitely reinvested, we maintain a deferred tax liability for foreign withholding and U.S. state income taxes. The deferred tax liability associated with unremitted earnings of our non-U.S. subsidiaries not permanently reinvested is $3.8 million as of June 30, 2025.
In 2012, we received an assessment from the Italian tax authority that denied certain tax deductions primarily related to our 2008 tax return. Attempts at negotiating a reasonable settlement with the tax authority were unsuccessful; and as a result, we decided to litigate the matter which was eventually settled during 2024. We continue to believe the assessment was baseless and that our 2008 tax return was compliant, in all material respects, with Italian income tax rules and regulations. Accordingly, no income tax liability had been recorded in connection with this assessment in any period. During fiscal 2024, the Italian government launched a tax amnesty program aimed at reducing the number of tax disputes pending before the Italian courts. Pursuant to program guidelines, payments made to successfully resolve a dispute had to be received by the Italian government no later than September 30, 2023. Due to the prolonged amount of time the case had been pending, and the inherent costs and risks of further litigating the matter, we decided to negotiate a settlement with the Italian tax authority that resulted in an income tax charge of $2.9 million during fiscal 2024. With this settlement, the matter is officially closed.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalty) is as follows as of June 30:

(in thousands)	2025	2024	2023
Balance at beginning of year	$1,309	$6,935	$7,598
(Decreases)/Increases for tax positions of prior years	316	—	(658)
Increases for tax positions related to the current year	77	79	—
Decreases related to lapse of statute of limitations	(140)	(5,686)	(99)
Foreign currency translation	132	(19)	94
Balance at end of year	$1,694	$1,309	$6,935
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate in 2025, 2024 and 2023 is $1.7 million, $1.3 million and $6.9 million, respectively. We believe that it is reasonably possible that the amount of unrecognized tax benefits will decrease by approximately $0.1 million within the next twelve months.
Our policy is to recognize interest and penalties related to income taxes as a component of the provision for income taxes in the consolidated statements of income. We recognized an increase of $0.1 million in 2025 and a decrease of $0.9 million and $0.3 million in 2024 and 2023, respectively. As of June 30, 2025 and 2024, the amount of interest accrued was $0.2 million and $0.1 million, respectively. As of June 30, 2025 and 2024, the amount of penalty accrued was $0.1 million.
With few exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2019. The Internal Revenue Service has audited, or the statute of limitations has expired, for all U.S. tax years prior to 2022. Various state and foreign jurisdiction tax authorities are in the process of examining our income tax returns for various tax years ranging from 2019 to 2024. We continuously review our uncertain tax positions and evaluate any potential issues that may lead to an increase or decrease in the total amount of unrecognized tax benefits recorded.

NOTE 14 — PENSION AND OTHER POSTRETIREMENT BENEFITS
Defined Benefit Pension Plans. We have defined benefit pension plans that cover certain employees in the U.S., Germany, the UK, Switzerland, India and Israel. Pension benefits under defined benefit pension plans are based on years of service and, for certain plans, on average compensation for specified years preceding retirement. We fund pension costs in accordance with the funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA), as amended, for U.S. plans and in accordance with local regulations or customs for non-U.S. plans. The accrued benefit for all participants in the Kennametal Inc. Retirement Income Plan was frozen as of December 31, 2016. The majority of our defined benefit pension plans are closed to future participation.
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
We use a June 30 measurement date for all of our plans. During 2025, the Company completed the wind-up of its Canadian defined benefit pension plans and recorded a settlement charge of $0.8 million. During 2023 and 2025, the Company annuitized portions of its UK defined benefit pension plans through the purchase of full buy-in policies. The Company expects to progress to a buy-out and an eventual wind-up of the UK plans after completing customary procedures including obtaining relevant regulatory approvals. The wind-up of the UK plans is expected to occur in fiscal 2026 and 2027.

The funded status of our pension plans and amounts recognized in the consolidated balance sheets as of June 30 were as follows:

(in thousands)	2025	2024
Change in benefit obligation:
Benefit obligation, beginning of year	$677,054	$695,911
Service cost	909	1,181
Interest cost	34,013	35,551
Participant contributions	438	434
Actuarial gains	(1,772)	(4,575)
Benefits and expenses paid	(54,192)	(54,130)
Currency translation adjustments	14,887	(2,031)
Plan amendments	12	(51)
Plan settlements	(3,480)	(668)
Plan curtailments	—	—
Other adjustments	1,161	5,432
Benefit obligation, end of year	$669,030	$677,054
Change in plans' assets:
Fair value of plans' assets, beginning of year	$636,088	$650,180
Actual return on plans' assets	35,556	26,205
Company contributions	7,755	10,104
Participant contributions	438	434
Plan settlements	(3,480)	(668)
Benefits and expenses paid	(54,192)	(54,130)
Currency translation adjustments	7,330	(372)
Other adjustments	93	4,335
Fair value of plans' assets, end of year	$629,588	$636,088
Funded status of plans	$(39,442)	$(40,966)
Amounts recognized in the balance sheets consist of:
Long-term prepaid benefit	$75,062	$70,016
Short-term accrued benefit obligation	(7,541)	(7,401)
Accrued pension benefits	(106,963)	(103,581)
Net amount recognized	$(39,442)	$(40,966)
The pre-tax amounts related to our defined benefit pension plans recognized in accumulated other comprehensive loss were as follows at June 30:

(in thousands)	2025	2024
Unrecognized net actuarial losses	$292,946	$291,650
Unrecognized net prior service costs	1,762	1,728
Unrecognized transition obligations	—	—
Total	$294,708	$293,378
To the best of our knowledge and belief, the asset portfolios of our defined benefit pension plans do not contain our capital stock. Apart from the annuitization of the UK plans as previously mentioned, we do not issue insurance contracts to cover future annual benefits of defined benefit pension plan participants. The accumulated benefit obligation for all defined benefit pension plans was $666.0 million and $674.2 million as of June 30, 2025 and 2024, respectively.

Included in the above information are plans with accumulated benefit obligations exceeding the fair value of plan assets as of June 30 as follows:

(in thousands)	2025	2024
Projected benefit obligation	$122,521	$118,111
Accumulated benefit obligation	121,636	117,371
Fair value of plan assets	7,871	7,216
The components of net periodic pension income include the following as of June 30:

(in thousands)	2025	2024	2023
Service cost	$909	$1,181	$963
Interest cost	34,013	35,551	32,235
Expected return on plans' assets	(42,655)	(44,592)	(40,124)
Amortization of transition obligation	—	76	84
Amortization of prior service cost	(9)	(4)	5
Curtailment	—	—	(1)
Settlement	954	(4)	18
Recognition of actuarial losses	8,411	5,753	4,440
Other adjustments	302	14	431
Net periodic pension expense (income)	$1,925	(2,025)	(1,950)
As of June 30, 2025, the projected benefit payments, including future service accruals for these plans for 2026 through 2030, are $56.8 million, $57.2 million, $55.6 million, $54.3 million and $53.3 million, respectively, and $247.7 million in 2031 through 2035.
The amounts of accumulated other comprehensive loss expected to be recognized in net periodic pension cost during 2026 related to net actuarial losses are $11.6 million. The amount of accumulated other comprehensive income expected to be recognized in net periodic pension cost during 2026 related to transition obligations and prior service cost is immaterial.
We expect to contribute approximately $7.3 million to our pension plans in 2026, which is primarily for international plans.
Other Postretirement Benefit Plans. The funded status of our other postretirement benefit plans and the related amounts recognized in the consolidated balance sheets were as follows:

(in thousands)	2025	2024
Change in benefit obligation:
Benefit obligation, beginning of year	$7,340	$7,891
Interest cost	393	424
Actuarial losses	(78)	16
Benefits paid	(851)	(1,039)
Other	(104)	48
Benefit obligation, end of year	$6,700	$7,340
Funded status of plan	$(6,700)	$(7,340)
Amounts recognized in the balance sheets consist of:
Short-term accrued benefit obligation	$(948)	$(1,006)
Accrued postretirement benefits	(5,752)	(6,334)
Net amount recognized	$(6,700)	$(7,340)
The pre-tax amounts related to our other postretirement benefit plans which were recognized in accumulated other comprehensive loss were as follows at June 30:

(in thousands)	2025	2024
Unrecognized net actuarial losses	$1,680	$1,897
Unrecognized net prior service credits	(870)	(1,124)
Total	$810	$773

The components of net periodic other postretirement benefit cost include the following for the years ended June 30:

(in thousands)	2025	2024	2023
Interest cost	$393	$424	$417
Amortization of prior service credit	(254)	(254)	(271)
Recognition of actuarial loss	139	142	192
Net periodic other postretirement benefit cost	$278	$312	$338
As of June 30, 2025, the projected benefit payments, including future service accruals for our other postretirement benefit plans for 2026 through 2030, are $1.0 million, $0.9 million, $0.8 million, $0.7 million and $0.7 million, respectively, and $2.7 million in 2031 through 2035.
The amounts of accumulated other comprehensive loss expected to be recognized in net periodic other postretirement benefits cost during 2026 related to net actuarial losses and related to prior service credit are costs of $0.1 million and income of $0.3 million, respectively.
We expect to contribute $1.0 million to our other postretirement benefit plans in 2026.
The service cost component of net periodic pension income of $0.9 million, $1.2 million and $1.0 million for 2025, 2024 and 2023, respectively, was reported as a component of cost of goods sold and operating expense. The other components of net periodic pension expense (income) and net periodic other postretirement benefit cost totaling a net expense of $1.3 million for 2025 and a net benefit of $2.9 million and $2.6 million for 2024 and 2023, respectively, were presented as a component of other (income) expense, net.
Assumptions. The significant actuarial assumptions used to determine the present value of net benefit obligations for our defined benefit pension plans and other postretirement benefit plans were as follows:

	2025	2024	2023
Discount Rate:
U.S. plans	5.0-5.6%	5.7-5.8%	5.6-6.3%
International plans	1.2-6.8%	1.3-7.2%	1.8-5.4%
Rates of future salary increases:
U.S. plans (Executive Retirement Plan only)	4.0%	4.0%	4.0%
International plans	1.5-7.5%	1.8-8.0%	1.8%
The significant assumptions used to determine the net periodic income for our pension and other postretirement benefit plans were as follows:

	2025	2024	2023
Discount Rate:
U.S. plans	5.7-5.8%	5.6-6.3%	4.3-5.0%
International plans	1.3-7.2%	1.8-7.3%	1.8-5.0%
Rates of future salary increases:
U.S. plans (Executive Retirement Plan only)	4.0%	4.0%	4.0%
International plans	1.8-8.0%	1.8-8.0%	1.5%
Rate of return on plans assets:
U.S. plans	6.5%	6.3%	5.2%
International plans	1.3-7.5%	1.8-7.3%	2.0-5.0%
The rates of return on plan assets are based on historical performance, as well as future expected returns by asset class considering macroeconomic conditions, current portfolio mix, long-term investment strategy and other available relevant information.

The annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) for our postretirement benefit plans was no longer applicable in 2024 and 2025. The assumptions were as follows for 2023:

2023
Health care costs trend rate assumed for next year	7.0%
Rate to which the cost trend rate gradually declines	5.0%
Year that the rate reaches the rate at which it is assumed to remain	2031
Plan Assets. The primary objective of certain of our pension plans' investment policies is to ensure that sufficient assets are available to provide the benefit obligations at the time the obligations come due. The overall investment strategy for the defined benefit pension plans' assets combines considerations of preservation of principal and moderate risk-taking. The assumption of an acceptable level of risk is warranted in order to achieve satisfactory results consistent with the long-term objectives of the portfolio. Fixed income securities comprise a significant portion of the portfolio due to their plan-liability-matching characteristics and to address the plans' cash flow requirements. Additionally, diversification of investments within each asset class is utilized to further reduce the effect of losses in single investments.
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
Our defined benefit pension plans’ asset allocations as of June 30, 2025 and 2024 and target allocations for 2026, by asset class, were as follows:

	2025	2024	Target %
Equity	13%	13%	13%
Fixed Income	72	83	71
Other	15	4	16
The following sections describe the valuation methodologies used to measure the fair value of the defined benefit pension plan assets, including an indication of the level in the fair value hierarchy in which each type of asset is generally classified (see Note 5 for the definition of fair value and a description of the fair value hierarchy).
Corporate fixed income securities. Investments in corporate fixed income securities consist of corporate debt and asset backed securities. These investments are classified as level two and are valued using independent observable market inputs such as the treasury curve, swap curve and yield curve.
Common stock. Common stocks are classified as level one and are valued at their quoted market price.
Government securities. Investments in government securities consist of fixed income securities such as U.S. government and agency obligations and foreign government bonds and asset and mortgage backed securities such as obligations issued by government sponsored organizations. These investments are classified as level two and are valued using independent observable market inputs such as the treasury curve, credit spreads and interest rates.
Other fixed income securities Investments in other fixed income securities are classified as level two and valued based on observable market data.
Other. Other investments consist primarily of state and local obligations and short term investments including cash, corporate notes, and various short term debt instruments which can be redeemed within a nominal redemption notice period. These investments are primarily classified as level two and are valued using independent observable market inputs.
The fair value methods described may not be reflective of future fair values. Additionally, while the Company believes the valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in different fair value measurement at the reporting date.

The following table presents the fair value of the benefit plans' assets by asset category as of June 30, 2025:

(in thousands)	Level 1	Level 2	Level 3	NAV(3)	Total
Common / collective trusts (3):
Blend funds	$—	$—	$—	$50,038	$50,038
Mutual funds	—	—	—	36,643	36,643
Corporate fixed income securities	—	321,975	—	—	321,975
Common stock	11	—	—	—	11
Government securities:
U.S. government securities	—	103,056	—	—	103,056
Foreign government securities	—	1,353	—	—	1,353
Other fixed income securities	—	31,475	—	—	31,475
Other	—	85,037	—	—	85,037
Total investments	$11	$542,896	$—	$86,681	$629,588
The following table presents the fair value of the benefit plans' assets by asset category as of June 30, 2024:

(in thousands)	Level 1	Level 2	Level 3	NAV(3)	Total
Common / collective trusts (3):
Blend funds	$—	$—	$—	$50,802	$50,802
Mutual funds	—	—	—	28,721	28,721
Corporate fixed income securities	—	329,284	—	—	329,284
Common stock	6,408	—	—	—	6,408
Government securities:
U.S. government securities	—	102,806	—	—	102,806
Foreign government securities	—	63,234	—	—	63,234
Other fixed income securities	—	30,756	—	—	30,756
Other	—	24,077	—	—	24,077
Total investments	$6,408	$550,157	$—	$79,523	$636,088
(3) Investments in common / collective trusts invest primarily in publicly traded securities and are valued using net asset value (NAV) of units of a bank collective trust. Therefore, these amounts have not been classified in the fair value hierarchy and are presented in the tables to reconcile the fair value hierarchy to the total fair value of plan assets.
Defined Contribution Plans. We sponsor several defined contribution retirement plans. Costs for defined contribution plans were $16.5 million, $16.3 million and $15.8 million in 2025, 2024 and 2023, respectively.
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

NOTE 15 — ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of and changes in accumulated other comprehensive loss (AOCL) were as follows, net of tax, for the year ended June 30, 2025 (in thousands):

Attributable to Kennametal:	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Balance, June 30, 2024	$(221,308)	$(216,263)	$2,983	$(434,588)
Other comprehensive (loss) income before reclassifications	(7,965)	50,404	771	43,210
Amounts reclassified from AOCL	6,257	—	(1,574)	4,683
Net other comprehensive (loss) income	(1,708)	50,404	(803)	47,893
AOCL, June 30, 2025	$(223,016)	$(165,859)	$2,182	$(386,693)

Attributable to noncontrolling interests:
Balance, June 30, 2024	$—	$(8,680)	$—	$(8,680)
Other comprehensive income before reclassifications	—	836	—	836
Net other comprehensive income	—	836	—	836
AOCL, June 30, 2025	$—	$(7,844)	$—	$(7,844)
The components of and changes in AOCL were as follows, net of tax, for the year ended June 30, 2024 (in thousands):

Attributable to Kennametal:	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Balance, June 30, 2023	$(215,435)	$(202,641)	$3,733	$(414,343)
Other comprehensive loss before reclassifications	(10,100)	(13,622)	(26)	(23,748)
Amounts reclassified from AOCL	4,227	—	(725)	3,502
Net other comprehensive loss	(5,873)	(13,622)	(750)	(20,246)
AOCL, June 30, 2024	$(221,308)	$(216,263)	$2,983	$(434,588)

Attributable to noncontrolling interests:
Balance, June 30, 2023	$—	$(8,139)	$—	$(8,139)
Other comprehensive loss before reclassifications	—	(541)	—	(541)
Net other comprehensive loss	—	(541)	—	(541)
AOCL, June 30, 2024	$—	$(8,680)	$—	$(8,680)

The components of and changes in AOCL were as follows, net of tax, for the year ended June 30, 2023 (in thousands):

Attributable to Kennametal:	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Balance, June 30, 2022	$(208,406)	$(210,048)	$4,503	$(413,951)
Other comprehensive (loss) income before reclassifications	(10,402)	7,407	—	(2,995)
Amounts reclassified from AOCL	3,373	—	(770)	2,603
Net other comprehensive (loss) income	(7,029)	7,407	(770)	(392)
AOCL, June 30, 2023	$(215,435)	$(202,641)	$3,733	$(414,343)

Attributable to noncontrolling interests:
Balance, June 30, 2022	$—	$(7,547)	$—	$(7,547)
Other comprehensive loss before reclassifications	—	(592)	—	(592)
Net other comprehensive loss	—	(592)	—	(592)
AOCL, June 30, 2023	$—	$(8,139)	$—	$(8,139)

Reclassifications out of AOCL for the years ended June 30, 2025, 2024 and 2023 consisted of the following:

	Year Ended June 30,
Details about AOCL components (in thousands)	2025	2024	2023	Affected line item in the Income Statement
(Gains) and losses on cash flow hedges:
Forward starting interest rate swaps	$(1,020)	$(1,020)	$(1,020)	Interest expense
Currency exchange contracts	(1,065)	60	—	Cost of goods sold
Total before tax	(2,085)	(960)	(1,020)
Tax impact	511	235	250	Provision for income taxes
Net of tax	$(1,574)	$(725)	$(770)

Pension and other postretirement benefits:
Amortization of transition obligations	$—	$76	$84	Other (income) expense, net
Amortization of prior service credit	(263)	(258)	(266)	Other (income) expense, net
Recognition of actuarial losses	8,550	5,895	4,632	Other (income) expense, net
Total before tax	8,287	5,713	4,450
Tax impact	(2,030)	(1,486)	(1,077)	Provision for income taxes
Net of tax	$6,257	$4,227	$3,373

The amount of income tax allocated to each component of other comprehensive income for the year ended June 30, 2025:

(in thousands)	Pre-tax	Tax impact	Net of tax
Unrealized gain on derivatives designated and qualified as cash flow hedges	$1,021	$(250)	$771
Reclassification of unrealized gain on expired derivatives designated and qualified as cash flow hedges	(2,085)	511	(1,574)
Unrecognized net pension and other postretirement benefit plans loss	(10,193)	2,228	(7,965)
Reclassification of net pension and other postretirement benefit plans loss	8,287	(2,030)	6,257
Foreign currency translation adjustments	51,240	—	51,240
Other comprehensive income	$48,270	$459	$48,729
The amount of income tax allocated to each component of other comprehensive loss for the year ended June 30, 2024:

(in thousands)	Pre-tax	Tax impact	Net of tax
Unrealized loss on derivatives designated and qualified as cash flow hedges	$(34)	$8	$(26)
Reclassification of unrealized gain on expired derivatives designated and qualified as cash flow hedges	(960)	235	(725)
Unrecognized net pension and other postretirement benefit plans loss	(13,328)	3,228	(10,100)
Reclassification of net pension and other postretirement benefit plans loss	5,713	(1,486)	4,227
Foreign currency translation adjustments	(14,215)	51	(14,164)
Other comprehensive loss	$(22,824)	$2,036	$(20,788)
The amount of income tax allocated to each component of other comprehensive loss for the year ended June 30, 2023:

(in thousands)	Pre-tax	Tax impact	Net of tax
Reclassification of unrealized gain on expired derivatives designated and qualified as cash flow hedges	$(1,020)	$250	$(770)
Unrecognized net pension and other postretirement benefit plans loss	(13,972)	3,570	(10,402)
Reclassification of net pension and other postretirement benefit plans loss	4,450	(1,077)	3,373
Foreign currency translation adjustments	6,959	(144)	6,815
Other comprehensive loss	$(3,583)	$2,599	$(984)

NOTE 16 — RESTRUCTURING AND OTHER CHARGES, NET
In the June quarter of fiscal 2024, we announced an initiative to streamline our cost structure. Total restructuring and related charges for this program of $22.0 million, compared to a target of approximately $25 million, were recorded through June 30, 2025, consisting of $16.6 million in Metal Cutting and $5.5 million in Infrastructure. This action was considered substantially complete as of December 31, 2024.
In January 2025, we announced several actions to support the long-term competitiveness of the Company and to mitigate softer market conditions. Total restructuring and related charges for this program of $11.4 million, compared to a target of approximately $25 million, were recorded through June 30, 2025, consisting of $8.8 million in Metal Cutting and $2.6 million in Infrastructure. The Company substantially completed the closure of a facility in Greenfield, MA and the consolidation of facilities in Barcelona, Spain during 2025 as a part of these actions.
During 2025, we recorded restructuring and related charges of $13.3 million, which consisted of $10.4 million in Metal Cutting and $2.8 million in Infrastructure. Of this amount, restructuring-related charges of $1.3 million were included in cost of goods sold and $0.2 million were included in operating expense.
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

As of June 30, 2025, $11.0 million of the restructuring accrual is recorded in other current liabilities and $2.4 million is recorded in other liabilities in our consolidated balance sheet. As of June 30, 2024, $8.4 million of the restructuring accrual is recorded in other current liabilities and $2.4 million is recorded in other liabilities in our consolidated balance sheet. The amounts are as follows:

(in thousands)	June 30, 2024	Expense	Asset Write-Down	Translation	Cash Expenditures	June 30, 2025
Severance	$10,799	$11,813	$—	$702	$(9,920)	$13,394
Total	10,799	11,813	—	702	(9,920)	13,394

(in thousands)	June 30, 2023	Expense	Asset Write-Down	Translation	Cash Expenditures	June 30, 2024
Severance	$9,885	$12,372	$—	$257	$(11,715)	$10,799
Total	9,885	12,372	—	257	(11,715)	10,799

NOTE 17 — FINANCIAL INSTRUMENTS
The methods used to estimate the fair value of our financial instruments are as follows:
Cash and Cash Equivalents, Revolving and Other Lines of Credit and Notes Payable. The carrying amounts approximate their fair value because of the short maturity of the instruments.
Long-Term Debt, Including Current Maturities. Fixed rate debt had a fair market value of $570.8 million and $545.9 million at June 30, 2025 and 2024, respectively. The Level 2 fair value is determined based on the quoted market prices for similar debt instruments as of June 30, 2025 and 2024, respectively.
Concentrations of Credit Risk. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. By policy, we make temporary cash investments with high credit quality financial institutions and limit the amount of exposure to any one financial institution. With respect to trade receivables, concentrations of credit risk are significantly reduced because we serve numerous customers in many industries and geographic areas.
We are exposed to counterparty credit risk for nonperformance of derivatives and, in the unlikely event of nonperformance, to market risk for changes in interest and currency exchange rates, as well as settlement risk. We manage exposure to counterparty credit risk through credit standards, diversification of counterparties and procedures to monitor concentrations of credit risk. We do not anticipate nonperformance by any of the counterparties. As of June 30, 2025 and 2024, we had no significant concentrations of credit risk.

NOTE 18 — STOCK-BASED COMPENSATION
Stock Options. Changes in our stock options for 2025 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic value (in thousands)
Options outstanding, June 30, 2024	165,310	$34.78
Exercised	—	—
Lapsed and forfeited	(63,363)	42.13
Options outstanding, June 30, 2025	101,947	$30.20	0.2	$29
Options vested and expected to vest, June 30, 2025	101,947	$30.20	0.2	$29
Options exercisable, June 30, 2025	101,947	$30.20	0.2	$29
As of June 30, 2025 and 2024, there was no unrecognized compensation cost related to options outstanding. All options were fully vested as of June 30, 2025 and 2024.
Tax benefits relating to excess stock-based compensation deductions are presented in the consolidated statements of cash flows as operating cash inflows. Tax benefits resulting from stock-based compensation deductions were less than the amounts reported for financial reporting purposes by $0.8 million, $1.5 million and $0.8 million in 2025, 2024 and 2023, respectively.

The amount of cash received from the exercise of capital stock options during 2025, 2024 and 2023 was zero. The related tax benefit was zero in 2025, 2024 and 2023. The total intrinsic value of options exercised in 2025, 2024 and 2023 was zero.
Restricted Stock Units – Time Vesting and Performance Vesting. Performance vesting restricted stock units are earned based on both annual and three-year performance targets. The performance vesting restricted stock units are subject to a service condition that requires the individual to be employed by the Company at the payment date after a three-year period, with the exception of retirement eligible grantees. Time vesting stock units are valued at the market value of the stock on the grant date. Performance vesting stock units with a market condition are valued using a Monte Carlo model.
Changes in our performance vesting and time vesting restricted stock units for 2025 were as follows:

	Performance Vesting Stock Units	Performance Vesting Weighted Average Fair Value	Time Vesting Stock Units	Time Vesting Weighted Average Fair Value
Unvested, June 30, 2024	552,461	$28.73	1,122,569	$27.36
Granted	303,546	25.15	761,097	25.05
Vested	(112,598)	36.72	(549,752)	28.64
Performance metric adjustments, net	(107,780)	32.98	—	—
Forfeited	(67,297)	25.94	(136,699)	25.56
Unvested, June 30, 2025	568,332	$24.76	1,197,215	$25.50
During 2025, 2024 and 2023, compensation expense related to performance vesting and time vesting restricted stock units was $21.0 million, $23.4 million and $23.3 million, respectively. Performance vesting stock units were adjusted by 107,780 units during 2025 related to the fiscal 2024 performance year. As of June 30, 2025, the total unrecognized compensation cost related to unvested performance vesting and time vesting restricted stock units was $21.0 million and is expected to be recognized over a weighted average period of 1.7 years.

NOTE 19— ENVIRONMENTAL MATTERS
The operation of our business has exposed us to certain liabilities and compliance costs related to environmental matters. We are involved in various environmental cleanup and remediation activities at certain sites associated with our current or former operations.
We establish and maintain accruals for estimated liabilities associated with certain environmental matters. At June 30, 2025, the balance of such accruals was $11.0 million, of which $1.4 million was current. At June 30, 2024, the balance was $11.0 million, of which $1.6 million was current. These accruals are generally not discounted.
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

NOTE 20 — COMMITMENTS AND CONTINGENCIES
Legal Matters. Various lawsuits arising during the normal course of business are pending against us. In our opinion, the ultimate liability, if any, resulting from these matters will have no significant effect on our consolidated financial position or results of operations. During 2023, we recorded a litigation settlement of $3 million related to legacy operations within other (income) expense, net.
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
Lease Commitments. We lease a wide variety of facilities, primarily for warehousing, production and offices, as well as vehicles and equipment that are considered operating leases. Refer to Note 9 for more information.
Purchase Commitments. We have purchase commitments for materials, supplies and machinery and equipment as part of the ordinary conduct of business. Some of these commitments extend beyond one year and are based on minimum purchase requirements. We believe these commitments are not at prices in excess of current market.
Other Contractual Obligations. We do not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect our liquidity.
Related Party Transactions. Sales to affiliated companies were immaterial in 2025, 2024 and 2023. We do not have any other related party transactions that affect our operations, results of operations, cash flows or financial condition.

NOTE 21 — SEGMENT DATA
The Company manages and reports its business in the following two segments: Metal Cutting and Infrastructure. The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based on operating activities, the manner in which we organize segments for making operating decisions and assessing performance and the availability of separate financial results. The Company's chief operating decision maker is its President and Chief Executive Officer. The President and Chief Executive Officer regularly reviews the discrete financial information of the Metal Cutting and Infrastructure reportable operating segments to assess performance and make decisions about the allocation of resources. The primary measure of profit or loss considered by the President and Chief Executive Officer when evaluating reportable operating segment performance is segment operating income. We do not allocate certain corporate expenses related to executive retirement plans, the Company’s Board of Directors and strategic initiatives, as well as certain other costs and report them in Corporate. Our reportable operating segments do not represent the aggregation of two or more operating segments.
Sales to a single customer did not aggregate to more than five percent of total sales in 2025, 2024 and 2023.
METAL CUTTING The Metal Cutting segment develops and manufactures high performance tooling and metal cutting products and services and offers an assortment of standard and custom metal cutting solutions to diverse end markets, including General Engineering, Transportation, Aerospace & Defense and Energy. The products include milling, hole making, turning, threading and toolmaking systems used in the manufacture of airframes, aero engines, trucks and automobiles, ships and various types of industrial equipment. We leverage advanced manufacturing capabilities in combination with varying levels of customization to solve our customers’ toughest challenges and deliver improved productivity for a wide range of applications. Metal Cutting markets its products under the Kennametal®, WIDIA®, WIDIA Hanita® and WIDIA GTD® brands through its direct sales force, a network of independent and national distributors, integrated supplier channels and via the Internet. Application engineers and technicians are critical to the sales process and directly assist our customers with specified product design, selection, application and support.

INFRASTRUCTURE Our Infrastructure segment produces engineered tungsten carbide and ceramic components, earth-cutting tools, and advanced metallurgical powders, primarily for the Earthworks, General Engineering, Energy and Aerospace & Defense end markets. These wear-resistant products include compacts, nozzles, frac seats and custom components used in oil and gas and petrochemical industries; rod blanks and abrasive water jet nozzles for general industries; earth cutting tools and systems used in underground mining, trenching and foundation drilling and road milling; tungsten carbide powders for the oil and gas, aerospace and process industries; high temperature critical wear components, tungsten penetrators and armor solutions for aerospace and defense; and ceramics used by the packaging industry for metallization of films and papers. We combine deep metallurgical and engineering expertise with advanced manufacturing capabilities, such as 3D printing, to deliver solutions that drive improved productivity for our customers. Infrastructure markets its products primarily under the Kennametal® brand and sells through a direct sales force as well as through distributors.

Segment data is summarized as follows:

(in thousands)	2025	2024	2023
Sales:
Metal Cutting	$1,219,686	$1,280,781	$1,269,765
Infrastructure	747,159	766,118	808,419
Total sales	$1,966,845	$2,046,899	$2,078,184

Cost of goods sold:
Metal Cutting	$793,479	$807,519	$798,749
Infrastructure	575,678	612,178	632,754

Operating expense:
Metal Cutting	$329,302	$331,019	$331,146
Infrastructure	99,433	100,044	103,285

Restructuring and other charges, net:
Metal Cutting	$9,015	$8,400	$2,741
Infrastructure	2,797	3,752	1,365

Amortization of intangibles:
Metal Cutting	$1,515	$1,270	$1,366
Infrastructure	9,274	10,287	11,258

Operating income:
Metal Cutting	$86,375	$132,573	$135,763
Infrastructure	58,465	39,857	59,757
Total segment operating income	144,840	172,430	195,520
Unallocated corporate expenses	(1,717)	(2,207)	(3,103)
Total operating income	$143,123	$170,223	$192,417

Interest expense	$24,930	$26,472	$28,496
Other (income) expense, net	(13,811)	(699)	4,300
Income before income taxes	$132,004	$144,450	$159,621

Depreciation and amortization:
Metal Cutting	$93,544	$90,917	$90,880
Infrastructure	42,953	43,770	43,144
Corporate	—	—	1
Total depreciation and amortization	$136,497	$134,687	$134,025

Segment assets(4):
Metal Cutting	$1,423,714	$1,416,884	$1,460,757
Infrastructure	675,785	690,374	734,944
Corporate	445,913	396,500	351,533
Total assets	$2,545,412	$2,503,758	$2,547,234

Capital expenditures:
Metal Cutting	$55,360	$71,148	$58,384
Infrastructure	33,611	36,413	36,001
Total capital expenditures	$88,971	$107,561	$94,385
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
Geographic information for sales, based on country where the sale originated, and long-lived assets is as follows:

(in thousands)	2025	2024	2023
Sales:
United States	$794,575	$824,275	$848,713
Germany	263,817	278,824	270,936
China	189,571	199,069	220,193
India	119,390	115,397	112,819
Canada	95,167	102,666	103,323
Italy	58,574	68,575	68,249
France	53,823	55,670	51,178
South Africa	46,148	42,609	42,775
Mexico	44,672	44,408	42,367
Brazil	25,595	30,224	32,946
Spain	32,671	32,262	31,064
United Kingdom	31,971	32,013	29,943
Other(5)	210,871	220,907	223,678
Total sales	$1,966,845	$2,046,899	$2,078,184

Total long-lived assets:
United States	$486,762	$516,659	$552,770
Germany	237,569	219,633	204,551
China	73,875	77,759	81,731
India	38,719	41,886	44,748
Israel	23,302	22,018	24,662
Canada	17,701	18,927	18,934
Other (5)	41,986	41,181	41,672
Total long-lived assets(6)	$919,914	$938,063	$969,068
(5) Other does not contain any country that individually exceeds 2 percent of total sales or total long-lived assets, respectively.
(6) Total long-lived assets as of June 30, 2025, 2024 and 2023 include property, plant and equipment, net.

The following table presents Kennametal's revenue disaggregated by segment by geography:

	Metal Cutting			Infrastructure			Total Kennametal
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Americas	45%	45%	44%	56%	58%	60%	49%	49%	50%
EMEA	36	37	36	21	20	18	31	31	29
Asia Pacific	19	18	20	23	22	22	20	20	21
The following table presents Kennametal's revenue disaggregated by segment by end market:

	Metal Cutting			Infrastructure			Total Kennametal
	2025	2024	2023	2025	2024	2023	2025	2024	2023
General Engineering	53%	54%	55%	33%	34%	34%	46%	46%	47%
Transportation	27	27	27	—	—	—	16	17	16
Aerospace & Defense	13	12	11	9	8	6	12	11	9
Energy	7	7	7	23	22	24	13	13	14
Earthworks	—	—	—	35	36	36	13	13	14

NOTE 22 — DIVESTITURE
During the year ended June 30, 2025, we completed the sale of a subsidiary located in Goshen, Indiana to a Chicago-based private equity firm. The Company received $19 million in proceeds and recognized a loss on divestiture of $1.5 million during 2025. The proceeds are subject to customary post-closing adjustments as well as an EBITDA-based earn-out opportunity for Kennametal at the end of a three-year period.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A — CONTROLS AND PROCEDURES
(a)Evaluation of Disclosure Controls and Procedures
The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2025. The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance at June 30, 2025 that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
(b)Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting is included in Item 8 of this Annual Report and incorporated herein by reference.
(c)Attestation Report of the Independent Registered Public Accounting Firm
The effectiveness of Kennametal’s internal control over financial reporting as of June 30, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Item 8 of this Annual Report, which is incorporated herein by reference.
(d)Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B — OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
In the quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K.

ITEM 9C — DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Information regarding the executive officers of Kennametal Inc. is as follows: Name, Age, Position, and Experience during the Past Five Years (1).
Sanjay Chowbey, 57
President and Chief Executive Officer
President and Chief Executive Officer since June 2024; Vice President, Kennametal Inc. and President, Metal Cutting Business Segment from 2021 to 2024; Formerly, President, Services and Solutions of Flowserve from 2019 to 2021 and Senior Vice President and President of TE SubCom from 2017 to 2018. Previously spent over 11 years at Danaher / Fortive Corporation (from 2006 through 2017) serving in various roles of increasing responsibility, the latest being President, Thomson Industries.
Judith L. Bacchus, 63
Vice President and Chief Administrative Officer
Vice President and Chief Administrative Officer since May 2019; Vice President and Chief Human Resources and Corporate Relations Officer since December 2015; Vice President and Chief Human Resources Officer from June 2011 to November 2015.

Dave Bersaglini, 52
Vice President, Kennametal Inc. and President, Metal Cutting Business Segment
Vice President, Kennametal Inc. and President, Metal Cutting Business Segment since August 2024; Formerly Vice President and General Manager of the Global Refrigeration business of Copeland, a spinoff from Emerson corporation from 2023 to 2024, Vice President and General Manager of the Refrigeration Americas business of Copeland from 2017 to 2023, Vice President, Strategic Planning Corporate at Emerson from 2014 to 2017. Previously held various other positions at Emerson with increasing responsibility starting in 2001 in the areas of manufacturing, global product strategy, engineering development, sales and marketing.
Faisal Hamadi, 40
Vice President, Kennametal Inc. and President, Infrastructure Business Segment
Vice President, Kennametal Inc. and President, Infrastructure Business Segment since January 2025; Formerly, Vice President Value Creation Systems Office from 2024 to January 2025; Previously held positions of increasing responsibility for 17 years at Eaton Corporation.
Michelle R. Keating, 49
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
Carlonda R. Reilly, 57
Vice President and Chief Technology Officer
Vice President and Chief Technology Officer since September 2018; Formerly, Global Technology Director in Transportation and Advanced Polymers business at DuPont from January 2016 to September 2018 and Global Technology Director in Building Innovations at DuPont from 2013 to January 2016.
Patrick S. Watson, 52
Vice President Finance and Chief Financial Officer
Vice President Finance and Chief Financial Officer since June 2022; Formerly, Vice President Finance and Corporate Controller, Kennametal Inc. from March 2017 to June 2022; Vice President Finance - Industrial Business from March 2014 to February 2017; Director Finance, Kennametal EMEA from August 2011 to August 2014.
John W. Witt, 46
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
Incorporated herein by reference is the information to be provided under the captions “Proposal I. Election of Directors” in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after June 30, 2025 (2025 Proxy Statement). Also incorporated herein by reference is the information to be set forth under the caption “Ethics and Corporate Governance-Code of Conduct” and "Ethics and Corporate Governance-Corporate Governance" in the 2025 Proxy Statement.
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
The Company has a separately designated standing Audit Committee established in accordance with Section 3(a) (58) (A) of the Exchange Act. The members of the Audit Committee are: Steven H. Wunning (Chair); Shelley Bausch; Douglas T. Dietrich; Sagar A. Patel; and Paul Sternlieb. Incorporated herein by reference is the information provided under the caption “Board of Directors and Board Committees-Committee Functions-Audit Committee” in the 2025 Proxy Statement.

ITEM 11 — EXECUTIVE COMPENSATION
Incorporated herein by reference from our 2025 Proxy Statement is the information to be set forth under the captions “Executive Compensation, Compensation Discussion and Analysis,” "Compensation and Human Capital Committee Report," "Analysis of Risk Inherent in our Compensation Policies and Practices," "Executive Compensation Tables," "2025 Nonqualified Deferred Compensation," "Retirement Programs" and "Potential Payments Upon Termination or Change in Control." Also incorporated herein by reference from our 2025 Proxy Statement is the information to be set forth under the captions “Board of Directors Compensation and Benefits” and “Board of Directors and Board Committees - Committee Functions - Compensation and Human Capital Committee Interlocks and Insider Participation."

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated herein by reference from our 2025 Proxy Statement are: (i) the information to be set forth under the caption “Equity Compensation Plans,” (ii) the information to be set forth under the caption “Ownership of Capital Stock by Directors, Nominees and Executive Officers” with respect to the directors’ and officers’ shareholdings; and (iii) the information to be set forth under the caption “Principal Holders of Voting Securities” with respect to other beneficial owners.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated herein by reference is the information to be set forth under the captions “Ethics and Corporate Governance-Corporate Governance-Board of Director Review and Approval of Related Person Transactions,” “Executive Compensation,” “Executive Compensation Tables” and “Ethics and Corporate Governance-Corporate Governance-Board Composition and Independence” in the 2025 Proxy Statement.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated herein by reference is the information with respect to pre-approval policies set forth under the caption “Proposal II. Ratification of PricewaterhouseCoopers LLP (PCAOB ID 238) as our Independent Registered Public Accounting Firm for the Fiscal Year ending June 30, 2026-Audit Committee Pre-Approval Policy” and the information with respect to principal accountant fees and services set forth under “Proposal II. Ratification of PricewaterhouseCoopers LLP as our Independent Registered Public Accounting Firm for the Fiscal Year ending June 30, 2026-Fees and Services” to be set forth in the 2025 Proxy Statement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENNAMETAL INC.
Date: August 12, 2025	By:	/s/ John W. Witt
John W. Witt
Vice President Finance and Corporate Controller
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ SANJAY CHOWBEY Sanjay Chowbey	President and Chief Executive Officer	August 12, 2025

/s/ PATRICK S. WATSON Patrick S. Watson	Vice President and Chief Financial Officer	August 12, 2025

/s/ JOHN W. WITT John W. Witt	Vice President Finance and Corporate Controller	August 12, 2025

/s/ WILLIAM M. LAMBERT William M. Lambert	Chairman of the Board	August 12, 2025

/s/ JOSEPH ALVARADO Joseph Alvarado	Director	August 12, 2025

/s/ SHELLEY BAUSCH Shelley Bausch	Director	August 12, 2025

/s/ CINDY L. DAVIS Cindy L. Davis	Director	August 12, 2025

/s/ DOUGLAS T. DIETRICH Douglas T. Dietrich	Director	August 12, 2025

/s/ WILLIAM J. HARVEY William J. Harvey	Director	August 12, 2025

/s/ LORRAINE M. MARTIN Lorraine M. Martin	Director	August 12, 2025

/s/ SAGAR A. PATEL Sagar A. Patel	Director	August 12, 2025

/s/ PAUL STERNLIEB Paul Sternlieb	Director	August 12, 2025

/s/ STEVEN H. WUNNING Steven H. Wunning	Director	August 12, 2025

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

FINANCIAL STATEMENT SCHEDULE	Page	78
Schedule II—Valuation and Qualifying Accounts for the Years Ended June 30, 2025, 2024 and 2023
3. Exhibits

3	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation of Kennametal Inc., as amended and restated through October 28, 2014	Exhibit 3.(i) of the Form 8-K filed October 30, 2014 (File No. 001-05318) is incorporated herein by reference.
3.2	By-Laws of Kennametal Inc., as amended and restated through July 26, 2016	Exhibit 10.1 of the Form 8-K filed July 28, 2016 (File No. 001-05318) is incorporated herein by reference.

4	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Indenture, dated as of June 19, 2002, by and between the Registrant and Bank One Trust Company, N.A., as trustee	Exhibit 4.1 of the Form 8-K filed June 20, 2002 (File No. 001-05318) is incorporated herein by reference.
4.2	First Supplemental Indenture, dated as of June 19, 2002, by and between the Registrant and Bank One Trust Company, N.A., as trustee	Exhibit 4.2 of the Form 8-K filed June 20, 2002 (File No. 001-05318) is incorporated herein by reference.
4.3	Indenture dated February 14, 2012 between Kennametal Inc. and U.S. Bank National Association	Exhibit 4.1 of the Form 8-K filed February 14, 2012 (File No. 001-05318) is incorporated herein by reference.
4.4	First Supplemental Indenture dated February 14, 2012 between Kennametal Inc. and U.S. Bank National Association (including Form of 3.875% Note due 2022)	Exhibit 4.2 of the Form 8-K filed February 14, 2012 (File No. 001-05318) is incorporated herein by reference.
4.5	Second Supplemental Indenture dated November 7, 2012 between Kennametal Inc. and U.S. Bank National Association (including Form of 2.650% Note due 2019)	Exhibit 4.4 of the Form 8-K filed November 7, 2012 (File No. 001-05318) is incorporated herein by reference.
4.6	Third Supplemental Indenture dated June 7, 2018 between Kennametal Inc. and U.S. Bank National Association (including Form of 4.625% Note due June 15, 2028).	Exhibit 4.1 of the Form 8-K filed June 7, 2018 (File No. 001-05318) is incorporated herein by reference.
4.7	Fourth Supplemental Indenture dated February 23, 2021 between Kennametal Inc. and U.S. Bank National Association	Exhibit 4.1 of the Form 8-K filed February 23, 2021 (File No. 001-05318) is incorporated herein by reference.
4.8	Form of 2.800% Senior Note due March 1, 2031 (form included in Fourth Supplemental Indenture)	Exhibit 4.1 of the Form 8-K filed February 23, 2021 (File No. 001-05318) is incorporated herein by reference.
4.9	Description of Registrant's Securities	Filed herewith.

10	Material Contracts
10.1*	Deferred Fee Plan for Outside Directors, as amended and restated effective December 30, 2008	Exhibit 10.1 of the December 31, 2008 Form 10-Q filed February 4, 2009 (File No. 001-05318) is incorporated herein by reference.
10.2*	Directors Stock Incentive Plan, as amended and restated effective December 30, 2008	Exhibit 10.2 of the December 31, 2008 Form 10-Q filed February 4, 2009 (File No. 001-05318) is incorporated herein by reference.
10.3*	Performance Bonus Stock Plan of 1995, as amended and restated effective December 30, 2008	Exhibit 10.3 of the December 31, 2008 Form 10-Q filed February 4, 2009 (File No. 001-05318) is incorporated herein by reference.
10.4*	Form of Indemnification Agreement for Named Executive Officers	Exhibit 10.2 of the Form 8-K filed March 22, 2005 (File No. 001-05318) is incorporated herein by reference.
10.5*	Schedule of Named Executive Officers who have entered into the Form of Indemnification Agreement as set forth in Exhibit 10.5	Filed herewith.
10.6*	Kennametal Inc. Executive Retirement Plan (for Designated Officers) (as amended effective December 30, 2008)	Exhibit 10.8 of the December 31, 2008 Form 10-Q filed February 4, 2009 (File No. 001-05318) is incorporated herein by reference.
10.7*	Amendment No. 1 to Kennametal Inc. Executive Retirement Plan (dated January 27, 2015)	Exhibit 10.2 to the Form 8-K dated February 2, 2015 (File No. 001-05318) is incorporated herein by reference.
10.8*	Amendment No. 2 to Kennametal Inc. Executive Retirement Plan (dated June 18, 2015)	Exhibit 10.1 of the Form 8-K filed June 23, 2015 (File No. 001-05318) is incorporated herein by reference.
10.9*	Description of Compensation Payable to Non-Employee Directors	Exhibit 10.12 of the Form 10-K filed August 10, 2018 (File No. 001-05318) is incorporated herein by reference.
10.10*	Form of Kennametal Inc. Nonstatutory Stock Option Award (granted under the Kennametal Inc. Stock and Incentive Plan of 2010)	Exhibit 10.5 of Form 10-Q filed February 8, 2011 (File No. 001-05318) is incorporated herein by reference.
10.11*	Form of Kennametal Inc. Nonstatutory Stock Option Award for Non-Employee Directors (granted under the Kennametal Inc. Stock and Incentive Plan of 2010)	Exhibit 10.6 of Form 10-Q filed February 8, 2011 (File No. 001-05318) is incorporated herein by reference

10.12*	Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013)	Appendix A of the 2013 Proxy Statement filed September 17, 2013 (File No. 001-05318) is incorporated herein by reference.
10.13*	Form of Kennametal Inc. Restricted Unit Award (granted under the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Exhibit 10.39 of Form 10-K filed August 13, 2014 (File No. 001-05318) is incorporated herein by reference.
10.14*	Form of Kennametal Inc. Nonstatutory Stock Option Award (granted under the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Exhibit 10.41 of Form 10-K filed August 13, 2014 (File No. 001-05318) is incorporated herein by reference.
10.15*	Form of Kennametal Inc. Nonstatutory Stock Option Award for Non-Employee Directors (granted under the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Exhibit 10.42 of Form 10-K filed August 13, 2014 (File No. 001-05318) is incorporated herein by reference.
10.16*	Form of Kennametal Inc. Cash Settled Share-Based Award for China-based Employees (granted under the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Exhibit 10.43 of Form 10-K filed August 13, 2014 (File No. 001-05318) is incorporated herein by reference.
10.17*	Form of Kennametal Inc. Restricted Unit Award - Alternate Form (granted under the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Exhibit 10.45 of Form 10-K filed August 13, 2014 (File No. 001-05318) is incorporated herein by reference.
10.18*	Form of Kennametal Inc. Nonstatutory Stock Option Award - Alternate Form (granted under the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Exhibit 10.46 of Form 10-K filed August 13, 2014 (File No. 001-05318) is incorporated herein by reference.
10.19*	Amendment No. 1 to the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013)	Exhibit 10.1 to the Form 8-K dated February 2, 2015 (File No. 001-05318) is incorporated herein by reference.
10.20*	Form of Kennametal Inc. Performance Unit Award (granted under Amendment No. 1 to the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Exhibit 10.3 to the Form 8-K dated February 2, 2015 (File No. 001-05318) is incorporated herein by reference.
10.21*	Form of Kennametal Inc. Restricted Unit Award (granted under Amendment No. 1 to the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Exhibit 10.4 to the Form 8-K dated February 2, 2015 (File No. 001-05318) is incorporated herein by reference.
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
Exhibit 10.9 to the Form 8-K dated July 30, 2015, (File No. 001-05318) is incorporated herein by reference.
10.34*	Kennametal Inc. 2016 Stock and Incentive Plan	Appendix C of 2016 Proxy Statement filed September 13, 2016 (File No. 001-05318) is incorporated by reference herein.
10.35*	Form of Kennametal Inc. Performance Unit Award (granted under Kennametal Inc. Stock and Incentive Plan of 2010, as amended and restated on October 22, 2013, and amended on January 27, 2015)	Exhibit 10.1 of the Form 10-Q filed November 7, 2016 (File No. 001-05318) is incorporated by reference herein.
10.36*	Form of Kennametal Inc. Restricted Unit Award (granted under the Kennametal Inc. 2016 Stock and Incentive Plan)	Exhibit 10.4 of the Form 10-Q filed November 7, 2016 (File No. 001-05318) is incorporated by reference herein.
10.37*	Form of Kennametal Inc. Cash Settled Share-Based Award for China-Based Employees (granted under the Kennametal Inc. 2016 Stock and Incentive Plan)	Exhibit 10.5 of the Form 10-Q filed November 7, 2016 (File No. 001-05318) is incorporated by reference herein.
10.38*	Form of Kennametal Inc. Restricted Stock Unit Award (three year cliff vest) (granted under the Kennametal Inc. 2016 Stock and Incentive Plan)	Exhibit 10.1 of the Form 10-Q filed February 8, 2017 (File No. 001-05318) is incorporated by reference herein.
10.39*	Form of Updated Kennametal Inc. Restricted Unit Award (granted under the Kennametal Inc. Stock and Incentive Plan of 2016)	Exhibit 10.74 to Form 10-K filed August 14, 2017 (File No. 001-05318) is incorporated by reference herein.
10.40*	Form of Kennametal Inc. Restricted Unit Award for Non-Employee Directors (granted under the Kennametal Inc. Stock and Incentive Plan of 2016)	Exhibit 10.75 to Form 10-K filed August 14, 2017 (File No. 001-05318) is incorporated by reference herein.
10.41*	Form of Kennametal Inc. Cash-Settled Restricted Unit Award for China-based Employees (granted under the Kennametal Inc. Stock and Incentive Plan of 2016)	Exhibit 10.76 to Form 10-K filed August 14, 2017 (File No. 001-05318) is incorporated by reference herein.
10.42*	Form of Updated Kennametal Inc. Cash-Settled Restricted Unit Award for China-based Employees (granted under the Kennametal Inc. Stock and Incentive Plan of 2016)	Exhibit 10.52 to Form 10-K filed August 13, 2019 (File No. 001-05318) is incorporated by reference herein.
10.43*	Form of Kennametal Inc. Performance Unit Award (granted under the Kennametal Inc. Stock and Incentive Plan of 2016)	Exhibit 10.77 to Form 10-K filed August 14, 2017 (File No. 001-05318) is incorporated by reference herein.
10.44*	Form of Fiscal 2020 Kennametal Inc. Performance Unit Award (granted under the Kennametal Inc. Stock and Incentive Plan of 2016)	Exhibit 10.54 to Form 10-K filed August 13, 2019 (File No. 001-05318) is incorporated by reference herein.
10.45*	Form of Kennametal Inc. Retention Restricted Unit Award (granted under the Kennametal Inc. Stock and Incentive Plan of 2016)	Exhibit 10.78 to Form 10-K filed August 14, 2017 (File No. 001-05318) is incorporated by reference herein.
10.46*	Kennametal Inc. Restoration Plan (dated January 1, 2018)	Exhibit 10.1 of the Form 8-K filed November 3, 2017 (File No. 001-05318) is incorporated herein by reference.
10.47*	Kennametal Inc. Restoration Plan Adoption Agreement (dated January 1, 2018)	Exhibit 10.2 of the Form 8-K filed November 3, 2017 (File No. 001-05318) is incorporated herein by reference.
10.48*	Second Amendment to the Kennametal Inc. Restoration Plan (dated July 1, 2019)	Exhibit 10.59 to Form 10-K filed August 13, 2019 (File No. 001-05318) is incorporated by reference herein.
10.49*	2018 Form of Officer’s Employment Agreement with certain Named Executive Officers	Exhibit 10.60 of the Form 10-K filed August 10, 2018 (File No. 001-05318) is incorporated by reference herein.
10.50*	Schedule of Executive Officers who have entered into the 2005 Form of Officer's Employment Agreement as set forth in Exhibit 10.49	Filed herewith.
10.51
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
Exhibit 10.1 of the Form 8-K filed June 15, 2022 (File No. 001-05318) is incorporated herein by reference.
10.52*	Form of Kennametal Inc. Restricted Unit Award (three-year cliff vest) (granted under the 2020 Kennametal Inc. Stock and Incentive Plan)	Exhibit 10.1 of the Form 10-Q filed February 3, 2021 (File No. 001-05318) is incorporated herein by reference.
10.53*	Form of Kennametal Inc. Restricted Unit Award (two-year cliff vest) (granted under the 2020 Kennametal Inc. Stock and Incentive Plan)	Exhibit 10.2 of the Form 10-Q filed February 3, 2021 (File No. 001-05318) is incorporated herein by reference.

10.54*	Form of Kennametal Inc. Cash-Settled Long-Term Incentive Award for China-based employees (two-year cliff vest) (granted under the 2020 Kennametal Inc. Stock and Incentive Plan)	Exhibit 10.3 of the Form 10-Q filed February 3, 2021 (File No. 001-05318) is incorporated herein by reference.
10.55*	Form of Kennametal Inc. Restricted Unit Award for Non-Employee Directors (granted under the 2020 Kennametal Inc. Stock and Incentive Plan)	Exhibit 10.4 of the Form 10-Q filed February 3, 2021 (File No. 001-05318) is incorporated herein by reference.
10.56*	Form of Kennametal Inc. Restricted Unit Award (granted under the 2020 Kennametal Inc. Stock and Incentive Plan)	Exhibit 10.5 of the Form 10-Q filed February 3, 2021 (File No. 001-05318) is incorporated herein by reference.
10.57*	Form of Kennametal Inc. Cash-Settled Long-Term Incentive Award for China-based employees (granted under the 2020 Kennametal Inc. Stock and Incentive Plan)	Exhibit 10.6 of the Form 10-Q filed February 3, 2021 (File No. 001-05318) is incorporated herein by reference.
10.58*	Form of Kennametal Inc. Performance Unit Award (granted under the 2020 Kennametal Inc. Stock and Incentive Plan)	Exhibit 10.65 to Form 10-K filed August 10, 2021 (File No. 001-05318) is incorporated by reference herein.
10.59*	Kennametal Inc. 2020 Stock and Incentive Plan	Appendix B of 2020 Proxy Statement filed September 15, 2020 (File No. 001-05318) is incorporated by reference herein.
10.60*	Form of Kennametal Inc. Cash-Settled Performance Unit Award for China-based employees (granted under the 2020 Kennametal Inc. Stock and Incentive Plan)	Exhibit 10.66 to Form 10-K filed August 9, 2023 (File No. 001-05318) is incorporated by reference herein.
10.61*	Form of Officer's Employment Agreement with President and CEO Sanjay Chowbey	Exhibit 10.67 to Form 10-K filed August 12, 2024 (File No. 001-05318) is incorporated by reference herein.
10.62*	Kennametal Inc. 2024 Stock and Incentive Plan	Appendix B of 2024 Proxy Statement filed September 17, 2024 (File No. 001-05318) is incorporated by reference herein
10.63*	Form of Kennametal Inc. Restricted Unit Award (three-year cliff vest) (granted under the 2024 Kennametal Inc. Stock and Incentive Plan)	Filed herewith.
10.64*	Form of Kennametal Inc. Restricted Unit Award (two-year cliff vest) (granted under the 2024 Kennametal Inc. Stock and Incentive Plan)	Filed herewith.
10.65*	Form of Kennametal Inc. Cash-Settled Long-Term Incentive Award for China-based employees (two-year cliff vest) (granted under the 2024 Kennametal Inc. Stock and Incentive Plan)	Filed herewith.
10.66*	Form of Kennametal Inc. Restricted Unit Award for Non-Employee Directors (granted under the 2024 Kennametal Inc. Stock and Incentive Plan)	Filed herewith.
10.67*	Form of Kennametal Inc. Restricted Unit Award (granted under the 2024 Kennametal Inc. Stock and Incentive Plan)	Filed herewith.
10.68*	Form of Kennametal Inc. Cash-Settled Long-Term Incentive Award for China-based employees (granted under the 2024 Kennametal Inc. Stock and Incentive Plan)	Filed herewith.
10.69*	Form of Kennametal Inc. Performance Unit Award (granted under the 2024 Kennametal Inc. Stock and Incentive Plan)	Filed herewith.
10.70*	Form of Kennametal Inc. Cash-Settled Performance Unit Award for China-based employees (granted under the 2024 Kennametal Inc. Stock and Incentive Plan)	Filed herewith.

19.1	Insider Trading Policy	Filed herewith.

21	Subsidiaries of the Registrant	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm	Filed herewith.

31	Certifications
31.1	Certification executed by Sanjay Chowbey, President and Chief Executive Officer of Kennametal Inc.	Filed herewith.
31.2	Certification executed by Patrick S. Watson, Vice President and Chief Financial Officer of Kennametal Inc.	Filed herewith.

32	Section 1350 Certifications

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
(2)Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL: (i) the Consolidated Statements of Income for the years ended June 30, 2025, 2024 and 2023, (ii) the Consolidated Statements of Comprehensive Income for the years ended June 30, 2025, 2024 and 2023, (iii) the Consolidated Balance Sheets at June 30, 2025 and 2024, (iv) the Consolidated Statements of Cash Flows for the years ended June 30, 2025, 2024 and 2023 and (v) Notes to Consolidated Financial Statements for the years ended June 30, 2025, 2024 and 2023.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands) For the year ended June 30	Balance at Beginning of Year	Charges to Costs and Expenses	Recoveries	Other Adjustments		Deductions from Reserves		Balance at End of Year
2025
Allowance for doubtful accounts	$7,831	$1,277	$22	$219	(1)	$(530)	(2)	$8,819
Deferred tax asset valuation allowance	5,911	—	(143)	647	(1)	(201)	(3)	6,214
2024
Allowance for doubtful accounts	$8,759	$574	$93	$(25)	(1)	$(1,570)	(2)	$7,831
Deferred tax asset valuation allowance	8,281	—	(1,501)	1	(1)	(870)	(3)	5,911
2023
Allowance for doubtful accounts	$9,422	$495	$(516)	$(122)	(1)	$(520)	(2)	$8,759
Deferred tax asset valuation allowance	14,385	—	(3,760)	(75)	(1)	(2,269)	(3)	8,281

(1)Represents foreign currency translation adjustment or other adjustment against the gross asset.
(2)Represents uncollected accounts charged against the allowance.
(3)Represents primarily changes in tax rates and forfeited net operating loss deduction.

ITEM 16 — FORM 10-K SUMMARY
None.