Form 10-Q
period 2025-09-30
KENNAMETAL INC
filed 2025-11-05
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2025
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

As of October 31, 2025, 76,093,136 shares of the Registrant’s Capital Stock, par value $1.25 per share, were outstanding.

KENNAMETAL INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025

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

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,
(in thousands, except per share amounts)	2025	2024
Sales	$497,974	$481,948
Cost of goods sold	343,424	330,939
Gross profit	154,550	151,009
Operating expense	113,028	111,653
Restructuring and other charges, net (Note 6)	1,589	611
Amortization of intangibles	2,374	2,718
Operating income	37,559	36,027
Interest expense	6,186	6,312
Other income, net	(2,322)	(1,657)
Income before income taxes	33,695	31,372
Provision for income taxes	9,064	7,906
Net income	24,631	23,466
Less: Net income attributable to noncontrolling interests	1,333	1,343
Net income attributable to Kennametal	$23,298	$22,123
PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL SHAREHOLDERS
Basic earnings per share	$0.31	$0.28
Diluted earnings per share	$0.30	$0.28
Basic weighted average shares outstanding	76,128	78,067
Diluted weighted average shares outstanding	76,829	78,657

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,
(in thousands)	2025	2024
Net income	$24,631	$23,466
Other comprehensive (loss) income, net of tax
Unrealized loss on derivatives designated and qualified as cash flow hedges	(8)	(84)
Reclassification of unrealized gain on derivatives designated and qualified as cash flow hedges	(166)	(222)
Unrecognized net pension and other postretirement benefit plans gain (loss)	646	(2,575)
Reclassification of net pension and other postretirement benefit plans loss	2,353	2,186
Foreign currency translation adjustments	(3,254)	35,036
Total other comprehensive (loss) income, net of tax	(429)	34,341
Total comprehensive income	24,202	57,807
Less: comprehensive income attributable to noncontrolling interests	709	2,066
Comprehensive income attributable to Kennametal Shareholders	$23,493	$55,741
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)	September 30, 2025	June 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$103,497	$140,540
Accounts receivable, less allowance for doubtful accounts of $8,258 and $8,819, respectively	288,014	295,401
Inventories (Note 9)	565,194	538,237
Other current assets	76,093	65,092
Total current assets	1,032,798	1,039,270
Property, plant and equipment:
Land and buildings	439,880	440,187
Machinery and equipment	2,057,966	2,058,497
Less accumulated depreciation	(1,599,982)	(1,578,770)
Property, plant and equipment, net	897,864	919,914
Other assets:
Goodwill (Note 17)	282,545	282,726
Other intangible assets, less accumulated amortization of $177,962 and $175,501, respectively (Note 17)	64,862	67,209
Operating lease right-of-use assets	42,779	45,221
Deferred income taxes	90,065	90,473
Other	108,011	100,599
Total other assets	588,262	586,228
Total assets	$2,518,924	$2,545,412
LIABILITIES
Current liabilities:
Revolving and other lines of credit and notes payable (Note 11)	$1,405	$977
Current operating lease liabilities	12,197	12,187
Accounts payable	193,443	195,929
Accrued income taxes	5,932	8,546
Accrued expenses	48,252	55,584
Other current liabilities	135,749	149,106
Total current liabilities	396,978	422,329
Long-term debt, less current maturities (Note 10)	596,990	596,788
Operating lease liabilities	30,997	33,408
Deferred income taxes	32,641	32,609
Accrued pension and postretirement benefits	112,890	112,715
Accrued income taxes	1,956	1,936
Other liabilities	20,875	20,979
Total liabilities	1,193,327	1,220,764
Commitments and contingencies (Note 18)
EQUITY (Note 15)
Kennametal Shareholders’ Equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 78,083 and 76,012 shares issued, respectively	95,104	95,015
Additional paid-in capital	365,696	373,902
Retained earnings	1,209,917	1,201,755
Accumulated other comprehensive loss	(386,497)	(386,693)
Total Kennametal Shareholders’ Equity	1,284,220	1,283,979
Noncontrolling interests	41,377	40,669
Total equity	1,325,597	1,324,648
Total liabilities and equity	$2,518,924	$2,545,412
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Three Months Ended September 30,
(in thousands)	2025	2024
OPERATING ACTIVITIES
Net income	$24,631	$23,466
Adjustments to reconcile to cash from operations:
Depreciation	32,671	30,839
Amortization	2,374	2,718
Stock-based compensation expense	8,239	7,937
Restructuring and other charges, net (Note 6)	1,589	611
Deferred income taxes	7	(1,253)
Gain on insurance recoveries	—	(5,000)
Other	817	1,742
Changes in certain assets and liabilities:
Accounts receivable	7,026	26,605
Inventories	(28,027)	(17,455)
Accounts payable and accrued liabilities	(13,547)	(22,270)
Accrued income taxes	(2,937)	1,976
Accrued pension and postretirement benefits	(281)	(1,195)
Other	(15,075)	(2,975)
Net cash flow provided by operating activities	17,487	45,746
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(22,982)	(24,748)
Disposals of property, plant and equipment	14	93
Proceeds from insurance recoveries	—	4,693
Other	262	9
Net cash flow used in investing activities	(22,706)	(19,953)
FINANCING ACTIVITIES
Net increase in notes payable	421	—
Purchase of capital stock	(10,030)	(15,030)
The effect of employee benefit and stock plans and dividend reinvestment	(6,327)	(5,768)
Cash dividends paid to Shareholders	(15,136)	(15,582)
Other	(3)	26
Net cash flow used in financing activities	(31,075)	(36,354)
Effect of exchange rate changes on cash and cash equivalents	(749)	2,178
CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents	(37,043)	(8,383)
Cash and cash equivalents, beginning of period	140,540	127,971
Cash and cash equivalents, end of period	$103,497	$119,588
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.BASIS OF PRESENTATION
The condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q, which include our accounts and those of our subsidiaries in which we have a controlling interest, should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (the “2025 Annual Report”). The condensed consolidated balance sheet as of June 30, 2025 was derived from the audited balance sheet included in our 2025 Annual Report. The interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal recurring adjustments. The results for the three months ended September 30, 2025 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2026 is to the fiscal year ending June 30, 2026. When used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, the terms “the Company,” “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.

2.SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three Months Ended September 30,
(in thousands)	2025	2024
Cash paid during the period for:
Interest	$4,709	$4,860
Income taxes	11,994	7,184
Supplemental disclosure of non-cash information:
Changes in accounts payable related to purchases of property, plant and equipment	(9,854)	(2,827)

3.     SUPPLIER FINANCE PROGRAM
We have a supplier finance program managed through two global financial institutions under which we agree to pay the financial institutions the stated amount of confirmed invoices from our participating suppliers on the invoice due date. We, or the global financial institutions, may terminate our agreements at any time upon 30 days written notice. We do not provide any forms of guarantees under these agreements. Supplier participation in the program is solely up to the supplier. We have no economic interest in a supplier’s decision to participate in the program, and their participation has no bearing on our payment terms or amounts due. The payment terms that we have with our suppliers under this program are considered commercially reasonable. As of September 30, 2025 and June 30, 2025, the obligations outstanding that the Company has confirmed as valid to the financial institutions under the program were $25.0 million and $17.3 million, respectively, and were recorded within trade accounts payable.

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
Level 3: Inputs that are unobservable.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of September 30, 2025, the fair values of our financial assets and financial liabilities are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$56	$—	$56
Total assets at fair value	$—	$56	$—	$56

Liabilities:
Derivatives (1)	$—	$20	$—	$20
Total liabilities at fair value	$—	$20	$—	$20

As of June 30, 2025, the fair values of our financial assets and financial liabilities are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$88	$—	$88
Total assets at fair value	$—	$88	$—	$88

Liabilities:
Derivatives (1)	$—	$81	$—	$81
Total liabilities at fair value	$—	$81	$—	$81
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
The fair value of derivatives designated and not designated as hedging instruments in the condensed consolidated balance sheets are as follows:

(in thousands)	September 30, 2025	June 30, 2025
Derivatives designated as hedging instruments
Other current assets - range forward contracts	$11	$—
Other current liabilities - range forward contracts	—	(9)
Total derivatives designated as hedging instruments	11	(9)
Derivatives not designated as hedging instruments
Other current assets - currency forward contracts	$45	$88
Other current liabilities - currency forward contracts	(20)	(72)
Total derivatives not designated as hedging instruments	25	16
Total derivatives	$36	$7

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

	Three Months Ended September 30,
(in thousands)	2025	2024
Other expense (income), net - currency forward contracts	$3	$(14)

CASH FLOW HEDGES
Range forward contracts (a transaction where both a put option is purchased and a call option is sold) are designated as cash flow hedges and hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts are recorded in accumulated other comprehensive loss and are recognized as a component of cost of goods sold when the underlying sale of products or services is recognized into earnings. The notional amount of the contracts translated into U.S. dollars at September 30, 2025 and June 30, 2025 was $4.7 million and $4.7 million, respectively. The time value component of the fair value of range forward contracts is excluded from the assessment of hedge effectiveness.
The following represents losses, net of tax, related to cash flow hedges:

	Three Months Ended September 30,
(in thousands)	2025	2024
Unrealized loss recognized in other comprehensive income	$(8)	$(84)
No portion of the gains or losses recognized in earnings was due to ineffectiveness and no amounts were excluded from our effectiveness testing for the three months ended September 30, 2025 and 2024.

NET INVESTMENT HEDGES
As of September 30, 2025, we had certain foreign currency-denominated intercompany loans payable with total aggregate principal amounts of ¥168.6 million and €10.0 million, designated as net investment hedges to hedge the foreign exchange exposure of our net investment in our China-based and Euro-based subsidiaries, respectively. As of June 30, 2025, we had ¥82.3 million foreign currency-denominated intercompany loans payable designated as net investment hedges to hedge the foreign exchange exposure of our net investment in our China-based subsidiaries. A loss of $0.1 million and an immaterial gain were recorded as a component of foreign currency translation adjustments in other comprehensive (loss) income for the three months ended September 30, 2025 and 2024, respectively.
As of September 30, 2025, the foreign currency-denominated intercompany loans payable designated as net investment hedges consisted of:

Instrument	Notional (CNY and EUR in thousands)(2)	Notional (USD in thousands)(2)	Maturity
Foreign currency-denominated intercompany loan payable	¥82,931	$11,649	March 2026
Foreign currency-denominated intercompany loan payable	€10,011	$11,751	June 2026
Foreign currency-denominated intercompany loan payable	¥85,695	$12,038	August 2026
(2) Includes principal and accrued interest.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.    RESTRUCTURING AND OTHER CHARGES, NET
In January 2025, we announced several actions to support the long-term competitiveness of the Company and to mitigate softer market conditions. Total restructuring and related charges for this program of $15.6 million, compared to a target of approximately $25 million, were recorded through September 30, 2025, consisting of $13.0 million in Metal Cutting and $2.6 million in Infrastructure. The Company substantially completed the closure of a facility in Greenfield, MA and the consolidation of facilities in Barcelona, Spain during 2025 as a part of these actions.
We recorded restructuring and related charges of $3.2 million for the three months ended September 30, 2025, which consisted of $3.3 million in Metal Cutting and a reversal of $0.1 million in Infrastructure. Included in this amount was restructuring related charges of $1.6 million included in cost of goods sold.
We recorded restructuring and related charges of $0.6 million for the three months ended September 30, 2024, which consisted of $0.6 million in Metal Cutting and an immaterial amount in Infrastructure.
As of September 30, 2025, $8.6 million and $2.2 million of the restructuring accrual was recorded in other current liabilities and other liabilities, respectively, in our condensed consolidated balance sheet. As of June 30, 2025, $11.0 million and $2.4 million of the restructuring accrual was recorded in other current liabilities and other liabilities, respectively. The amounts are as follows:

(in thousands)	June 30, 2025	Expense	Asset Write-Down	Translation	Cash Expenditures	September 30, 2025
Severance	$13,394	$924	$—	$15	$(3,501)	$10,832
Facilities	—	665	(665)	—	—	—
Total	$13,394	$1,589	$(665)	$15	$(3,501)	$10,832

7.    STOCK-BASED COMPENSATION
Stock Options
Changes in our stock options for the three months ended September 30, 2025 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, June 30, 2025	101,947	$30.20
Exercised	—	—
Lapsed or forfeited	(87,947)	31.69
Options outstanding, September 30, 2025	14,000	$20.87	0.4	$1
Options vested, September 30, 2025	14,000	$20.87	0.4	$1
Options exercisable, September 30, 2025	14,000	$20.87	0.4	$1
As of September 30, 2025 and June 30, 2025, there was no unrecognized compensation cost related to options outstanding, and all options were fully vested as of September 30, 2025 and June 30, 2025.
There was no cash received from the exercise of options during the three months ended September 30, 2025 and 2024. The total intrinsic value of options exercised during the three months ended September 30, 2025 and 2024 was zero.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restricted Stock Units – Performance Vesting and Time Vesting
Changes in our performance vesting and time vesting restricted stock units for the three months ended September 30, 2025 were as follows:

	Performance Vesting Stock Units	Performance Vesting Weighted Average Fair Value	Time Vesting Stock Units	Time Vesting Weighted Average Fair Value
Unvested, June 30, 2025	568,332	$24.76	1,197,215	$25.50
Granted	365,215	21.02	831,312	21.04
Vested	(221,398)	27.27	(541,871)	25.87
Performance metric adjustments, net	(38,930)	26.28	—	—
Forfeited	(4,805)	23.09	(16,274)	23.56
Unvested, September 30, 2025	668,414	$21.81	1,470,382	$22.87
During the three months ended September 30, 2025 and 2024, compensation expense related to time vesting and performance vesting restricted stock units was $7.4 million and $7.4 million, respectively. Performance vesting stock units were adjusted by 38,930 units during the three months ended September 30, 2025 related to the fiscal 2025 performance year. As of September 30, 2025, the total unrecognized compensation cost related to unvested time vesting and performance vesting restricted stock units was $35.1 million and is expected to be recognized over a weighted average period of 2.0 years.

8.    PENSION AND OTHER POSTRETIREMENT BENEFITS
The table below summarizes the components of net periodic pension expense:

	Three Months Ended September 30,
(in thousands)	2025	2024
Service cost	$277	$228
Interest cost	8,128	8,505
Expected return on plan assets	(9,572)	(10,662)
Amortization of prior service credit	(4)	(2)
Recognition of actuarial loss	2,922	2,102
Settlement	—	837
Net periodic pension expense	$1,751	$1,008
During the three months ended September 30, 2024, the Company completed the wind-up of its Canadian defined benefit pension plans and recorded a settlement charge of $0.8 million.
The table below summarizes the components of net periodic other postretirement benefit cost:

	Three Months Ended September 30,
(in thousands)	2025	2024
Interest cost	$87	$98
Amortization of prior service credit	(63)	(63)
Recognition of actuarial loss	31	34
Net periodic other postretirement benefit cost	$55	$69
The service cost component of net periodic pension expense is reported as a component of cost of goods sold and operating expense. All other components of net periodic pension expense and net periodic other postretirement benefit cost are reported as a component of other income, net.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.    INVENTORIES
We used the last-in, first-out (LIFO) method of valuing inventories for 33 percent and 34 percent of total inventories at September 30, 2025 and June 30, 2025, respectively. Inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year; therefore, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs and are subject to any final year-end LIFO inventory adjustments.
Inventories consisted of the following:

(in thousands)	September 30, 2025	June 30, 2025
Finished goods	$329,202	$328,243
Work in process and powder blends	250,392	225,726
Raw materials	102,432	90,257
Inventories at current cost	682,026	644,226
Less: LIFO valuation	(116,832)	(105,989)
Total inventories	$565,194	$538,237

10.    LONG-TERM DEBT
Fixed rate debt had a fair market value of $576.6 million and $570.8 million at September 30, 2025 and June 30, 2025, respectively. The Level 2 fair value is determined based on the quoted market prices for similar debt instruments as of September 30, 2025 and June 30, 2025, respectively.

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
As of September 30, 2025, we were in compliance with all the covenants of the Credit Agreement, and there were no borrowings outstanding and $700.0 million of additional availability. There were no borrowings outstanding as of June 30, 2025.
Borrowings on other lines of credit and notes payable were $1.4 million and $1.0 million at September 30, 2025 and June 30, 2025, respectively.

12.     ENVIRONMENTAL MATTERS
The operation of our business has exposed us to certain liabilities and compliance costs related to environmental matters. We are involved in various environmental cleanup and remediation activities at certain sites associated with our current or former operations.
We establish and maintain accruals for estimated liabilities associated with certain environmental matters. At September 30, 2025, the balance of such accruals was $11.0 million, of which $1.4 million was current. At June 30, 2025, the balance was $11.0 million, of which $1.4 million was current.

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

13.     INCOME TAXES
The effective income tax rates for the three months ended September 30, 2025 and 2024 were 26.9 percent and 25.2 percent, respectively. The year-over-year change is primarily due to benefits recorded in the current year quarter for the advanced manufacturing production credit and a tax rate change enacted in Germany, a benefit recorded in the prior year quarter for interest received to resolve an income tax dispute in India and geographical mix.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA), which includes a broad range of tax reform provisions, was signed into law in the United States. We do not expect the OBBBA to have a material impact on our consolidated financial statements in the current fiscal year and are currently evaluating the potential impact it will have on future periods.

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
The following table provides the computation of diluted shares outstanding for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
(in thousands)	2025	2024
Weighted-average shares outstanding during the period	76,128	78,067
Add: Unexercised stock options and unvested restricted stock units	701	590
Number of shares on which diluted earnings per share is calculated	76,829	78,657
Unexercised stock options with an exercise price greater than the average market price and restricted stock units not included in the computation because they were anti-dilutive	653	666

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.    EQUITY
A summary of the changes in the carrying amounts of total equity, Kennametal Shareholders’ equity and equity attributable to noncontrolling interests for the three months ended September 30, 2025 and 2024 is as follows:

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of June 30, 2025	$95,015	$373,902	$1,201,755	$(386,693)	$40,669	$1,324,648
Net income	—	—	23,298	—	1,333	24,631
Other comprehensive loss	—	—	—	196	(625)	(429)
Dividend reinvestment	2	37	—	—	—	39
Capital stock issued under employee benefit and stock plans(2)	683	1,191	—	—	—	1,874
Purchase of capital stock	(596)	(9,434)	—	—	—	(10,030)
Cash dividends ($0.20 per share)	—	—	(15,136)	—	—	(15,136)
Total equity, September 30, 2025	$95,104	$365,696	$1,209,917	$(386,497)	$41,377	$1,325,597

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of June 30, 2024	$97,361	$416,620	$1,170,482	$(434,588)	$38,724	$1,288,599
Net income	—	—	22,123	—	1,343	23,466
Other comprehensive income	—	—	—	33,618	723	34,341
Dividend reinvestment	2	40	—	—	—	42
Capital stock issued under employee benefit and stock plans(2)	534	1,593	—	—	—	2,127
Purchase of capital stock	(752)	(14,278)	—	—	—	(15,030)
Cash dividends ($0.20 per share)	—	—	(15,582)	—	—	(15,582)
Total equity, September 30, 2024	$97,145	$403,975	$1,177,023	$(400,970)	$40,790	$1,317,963
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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of, and changes in, accumulated other comprehensive loss (AOCL) were as follows, net of tax, for the three months ended September 30, 2025:

(in thousands)	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Attributable to Kennametal:
Balance, June 30, 2025	$(223,016)	$(165,859)	$2,182	$(386,693)
Other comprehensive income (loss) before reclassifications	646	(2,629)	(8)	(1,991)
Amounts reclassified from AOCL	2,353	—	(166)	2,187
Net other comprehensive income (loss)	2,999	(2,629)	(174)	196
AOCL, September 30, 2025	$(220,017)	$(168,488)	$2,008	$(386,497)

Attributable to noncontrolling interests:
Balance, June 30, 2025	$—	$(7,844)	$—	$(7,844)
Other comprehensive loss before reclassifications	—	(625)	—	(625)
Net other comprehensive loss	—	(625)	—	(625)
AOCL, September 30, 2025	$—	$(8,469)	$—	$(8,469)

The components of, and changes in, AOCL were as follows, net of tax, for the three months ended September 30, 2024:

(in thousands)	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Attributable to Kennametal:
Balance, June 30, 2024	$(221,308)	$(216,263)	$2,983	$(434,588)
Other comprehensive (loss) income before reclassifications	(2,575)	34,313	(84)	31,654
Amounts reclassified from AOCL	2,186	—	(222)	1,964
Net other comprehensive (loss) income	(389)	34,313	(306)	33,618
AOCL, September 30, 2024	$(221,697)	$(181,950)	$2,677	$(400,970)

Attributable to noncontrolling interests:
Balance, June 30, 2024	$—	$(8,680)	$—	$(8,680)
Other comprehensive income before reclassifications	—	723	—	723
Net other comprehensive income	—	723	—	723
AOCL, September 30, 2024	$—	$(7,957)	$—	$(7,957)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reclassifications out of AOCL for the three months ended September 30, 2025 and 2024 consisted of the following:

	Three Months Ended September 30,
(in thousands)	2025	2024	Affected line item in the Income Statement
Gains on cash flow hedges:
Forward starting interest rate swaps	$(255)	$(255)	Interest expense
Currency exchange contracts	35	(42)	Cost of goods sold
Total before tax	(220)	(297)
Tax impact	54	75	Provision for income taxes
Net of tax	$(166)	$(222)

Pension and other postretirement benefits:
Amortization of transition obligations	$—	$—	Other income, net
Amortization of prior service credit	(67)	(65)	Other income, net
Recognition of actuarial losses	2,953	2,136	Other income, net
Settlement	—	837	Other income, net
Total before tax	2,886	2,908
Tax impact	(533)	(722)	Provision for income taxes
Net of tax	$2,353	$2,186

The amount of income tax allocated to each component of other comprehensive (loss) income for the three months ended September 30, 2025 and 2024 were as follows:

		2025			2024
(in thousands)	Pre-tax	Tax impact	Net of tax	Pre-tax	Tax impact	Net of tax
Unrealized loss on derivatives designated and qualified as cash flow hedges	$(11)	$3	$(8)	$(112)	$28	$(84)
Reclassification of unrealized gain on derivatives designated and qualified as cash flow hedges	(220)	54	(166)	(297)	75	(222)
Unrecognized net pension and other postretirement benefit plans gain (loss)	860	(214)	646	(3,469)	894	(2,575)
Reclassification of net pension and other postretirement benefit plans loss	2,886	(533)	2,353	2,908	(722)	2,186
Foreign currency translation adjustments	(3,254)	—	(3,254)	35,036	—	35,036
Other comprehensive (loss) income	$261	$(690)	$(429)	$34,066	$275	$34,341

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17.    GOODWILL AND OTHER INTANGIBLE ASSETS
A summary of the carrying amount of goodwill attributable to each segment, as well as the changes in such, is as follows:

(in thousands)	Metal Cutting	Infrastructure	Total
Gross goodwill	$460,387	$633,211	$1,093,598
Accumulated impairment losses	(177,661)	(633,211)	(810,872)
Balance as of June 30, 2025	$282,726	$—	$282,726

Activity for the three months ended September 30, 2025:
Change in gross goodwill due to translation	(181)	—	(181)

Gross goodwill	460,206	633,211	1,093,417
Accumulated impairment losses	(177,661)	(633,211)	(810,872)
Balance as of September 30, 2025	$282,545	$—	$282,545
The components of our other intangible assets were as follows:

	Estimated Useful Life (in years)	September 30, 2025		June 30, 2025
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Technology-based and other	4 to 20	$32,723	$(26,464)	$32,699	$(26,243)
Customer-related	10 to 21	159,765	(112,752)	159,722	(111,184)
Unpatented technology	10 to 30	26,397	(24,645)	26,373	(24,281)
Trademarks	5 to 20	23,939	(14,101)	23,917	(13,793)
Total		$242,824	$(177,962)	$242,711	$(175,501)

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
Segment data is summarized as follows:

	Three Months Ended September 30,
(in thousands)	2025	2024
Sales:
Metal Cutting	$310,625	$296,900
Infrastructure	187,349	185,048
Total sales	$497,974	$481,948

Cost of goods sold:
Metal Cutting	$200,775	$187,506
Infrastructure	142,595	143,427

Operating expense:
Metal Cutting	$86,173	$84,571
Infrastructure	26,264	26,557

Restructuring and other charges, net:
Metal Cutting	$1,718	$621
Infrastructure	(129)	(10)

Amortization of intangibles:
Metal Cutting	$396	$380
Infrastructure	1,979	2,338

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Operating income:
Metal Cutting	$21,564	$23,822
Infrastructure	16,639	12,734
Total segment operating income	38,203	36,556
Unallocated corporate expenses	(644)	(529)
Total operating income	$37,559	$36,027

Interest expense	$6,186	$6,312
Other income, net	(2,322)	(1,657)
Income before income taxes	$33,695	$31,372

Depreciation and amortization:
Metal Cutting	$24,447	$22,999
Infrastructure	10,598	10,558
Total depreciation and amortization	$35,045	$33,557

Segment assets(3):
Metal Cutting	$1,394,560	$1,425,968
Infrastructure	701,801	695,288
Corporate	422,563	400,673
Total assets	$2,518,924	$2,521,929

Capital expenditures:
Metal Cutting	$11,615	$16,368
Infrastructure	11,367	8,380
Total capital expenditures	$22,982	$24,748
(3) Metal Cutting and Infrastructure segment assets are principally accounts receivable, less allowance for doubtful accounts; inventories; property, plant and equipment, net; goodwill; other intangible assets, net of accumulated amortization; and operating lease ROU assets. Corporate assets are principally cash and cash equivalents, other current assets, long-term prepaid pension benefit, deferred income taxes and other assets.

The following table presents Kennametal's revenue disaggregated by geography:

	Three Months Ended
	September 30, 2025			September 30, 2024
(in percentages)	Metal Cutting	Infrastructure	Total Kennametal	Metal Cutting	Infrastructure	Total Kennametal
Americas	46%	57%	50%	45%	56%	49%
Europe, the Middle East and Africa (EMEA)	36	21	31	36	21	30
Asia Pacific	18	22	19	19	23	21

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents Kennametal's revenue disaggregated by end market:

	Three Months Ended
	September 30, 2025			September 30, 2024
(in percentages)	Metal Cutting	Infrastructure	Total Kennametal	Metal Cutting	Infrastructure	Total Kennametal
General Engineering	52%	31%	44%	53%	33%	46%
Transportation	26	—	16	27	—	16
Aerospace & Defense	14	11	13	13	8	11
Energy	8	21	13	7	23	13
Earthworks	—	37	14	—	36	14

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
Our sales of $498.0 million for the three months ended September 30, 2025 increased 3 percent from $481.9 million in the prior year quarter, reflecting an organic sales growth of 3 percent and a favorable currency exchange effect of 1 percent, partially offset by a divestiture effect of 1 percent.
Operating income for the three months ended September 30, 2025 was $37.6 million compared to $36.0 million in the prior year quarter. The year-over-year increase of $1.5 million was driven by pricing and tariff surcharges and incremental year-over-year restructuring savings of approximately $8 million, partially offset by higher compensation costs, tariffs and general inflation, a prior year benefit from net insurance proceeds of $4 million that did not repeat in the current year and an increase in incremental restructuring and related charges of approximately $3 million.
Operating margin for the three months ended September 30, 2025 was 7.5 percent compared to 7.5 percent in the prior year quarter. The Metal Cutting and Infrastructure segments had operating margins of 6.9 percent and 8.9 percent, respectively, for the three months ended September 30, 2025.
Uncertainties with respect to evolving global trade policies and tariffs have negatively affected the global economy. The Company's results of operations, cash flows and financial condition could be negatively impacted by a decrease in demand for our products or an inability to effectively mitigate tariff-related cost increases through pricing and sourcing strategies. These factors could also increase the potential for future impairment charges, including goodwill and other intangible asset impairments. We have executed tariff mitigation actions including the implementation of surcharges on certain product sales and, where appropriate, rerouted internal supply chains. The unmitigated net effect from increased tariffs was immaterial during the three months ended September 30, 2025.
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
For the three months ended September 30, 2025, earnings per diluted share (EPS) was $0.30 compared to EPS of $0.28 in the prior year quarter.
Net cash flow provided by operating activities was $17.5 million during the three months ended September 30, 2025 compared to $45.7 million during the prior year period. Capital expenditures were $23.0 million and $24.7 million during the three months ended September 30, 2025 and 2024, respectively. During the three months ended September 30, 2025, the Company returned $25.1 million to shareholders through $10.0 million in share repurchases and $15.1 million in dividends. The Company has a long history of consistently paying dividends to shareholders since its listing on the New York Stock Exchange in 1967.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF CONTINUING OPERATIONS
SALES Sales for the three months ended September 30, 2025 were $498.0 million, an increase of $16.0 million, or 3 percent, from $481.9 million in the prior year quarter, reflecting organic sales growth of 3 percent and a favorable currency exchange effect of 1 percent, partially offset by a divestiture effect of 1 percent.

Our sales growth (decline) by end market and region are as follows:

	Three Months Ended September 30, 2025
(in percentages)	As Reported	Constant Currency(1)
End market sales growth (decline):
Aerospace & Defense	22%	20%
Energy	(1)	1
General Engineering	—	—
Transportation	1	(1)
Earthworks	6	5
Regional sales growth (decline):
Americas	4%	7%
Europe, the Middle East and Africa (EMEA)	5	—
Asia Pacific	(1)	(1)
(1) Constant currency excludes the effect of divestiture and currency exchange.
GROSS PROFIT Gross profit for the three months ended September 30, 2025 was $154.6 million, an increase of $3.5 million from $151.0 million in the prior year quarter. The increase was driven by pricing and tariff surcharges and incremental year-over-year restructuring savings, partially offset by higher compensation costs, tariffs and general inflation, and a prior year benefit from net insurance proceeds of $4 million that did not repeat in the current year. Gross profit margin for the three months ended September 30, 2025 was 31.0 percent, as compared to 31.3 percent in the prior year quarter.
OPERATING EXPENSE Operating expense for the three months ended September 30, 2025 was $113.0 million compared to $111.7 million for the three months ended September 30, 2024.
Research and development expenses included in operating expense totaled $10.6 million and $11.1 million for the three months ended September 30, 2025 and 2024, respectively.
RESTRUCTURING AND OTHER CHARGES, NET In January 2025, we announced several actions to support the long-term competitiveness of the Company and to mitigate softer market conditions. Total restructuring and related charges for this program of $15.6 million, compared to a target of approximately $25 million, were recorded through September 30, 2025, consisting of $13.0 million in Metal Cutting and $2.6 million in Infrastructure. The Company substantially completed the closure of a facility in Greenfield, MA and the consolidation of facilities in Barcelona, Spain during 2025 as a part of these actions.
We recorded restructuring and related charges of $3.2 million for the three months ended September 30, 2025, which consisted of $3.3 million in Metal Cutting and a reversal of $0.1 million in Infrastructure. Included in this amount was restructuring related charges of $1.6 million included in cost of goods sold.
We recorded restructuring and related charges of $0.6 million for the three months ended September 30, 2024, which consisted of $0.6 million in Metal Cutting and an immaterial amount in Infrastructure.
INTEREST EXPENSE Interest expense for the three months ended September 30, 2025 decreased to $6.2 million compared to $6.3 million for the three months ended September 30, 2024.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER INCOME, NET Other income, net for the three months ended September 30, 2025 was $2.3 million compared to $1.7 million during the three months ended September 30, 2024. The increase in other income was primarily due to foreign currency transaction gains including preferential exchange rates in Bolivia.
PROVISION FOR INCOME TAXES The effective income tax rates for the three months ended September 30, 2025 and 2024 were 26.9 percent and 25.2 percent, respectively. The year-over-year change is primarily due to benefits recorded in the current year quarter for the advanced manufacturing production credit and a tax rate change enacted in Germany, a benefit recorded in the prior year quarter for interest received to resolve an income tax dispute in India and geographical mix.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA), which includes a broad range of tax reform provisions, was signed into law in the United States. We do not expect the OBBBA to have a material impact on our consolidated financial statements in the current fiscal year and are currently evaluating the potential impact it will have on future periods.

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
Our sales and operating income by segment are as follows:

	Three Months Ended September 30,
(in thousands)	2025	2024
Sales:
Metal Cutting	$310,625	$296,900
Infrastructure	187,349	185,048
Total sales	$497,974	$481,948
Operating income:
Metal Cutting	$21,564	$23,822
Infrastructure	16,639	12,734
Corporate	(644)	(529)
Total operating income	37,559	36,027
Interest expense	6,186	6,312
Other income, net	(2,322)	(1,657)
Income before income taxes	$33,695	$31,372

METAL CUTTING

	Three Months Ended September 30,
(in thousands, except operating margin)	2025	2024
Sales	$310,625	$296,900
Operating income	21,564	23,822
Operating margin	6.9%	8.0%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Three Months Ended September 30, 2025
(in percentages)
Organic sales growth	3%
Foreign currency exchange effect(1)	2
Business days effect(4)	—
Sales growth	5%

	Three Months Ended September 30, 2025
(in percentages)	As Reported	Constant Currency(1)
End market sales growth (decline) :
Aerospace & Defense	18%	16%
Energy	15	12
Transportation	1	(1)
General Engineering	2	—
Regional sales growth (decline) :
Americas	6%	6%
EMEA	6	1
Asia Pacific	(2)	(1)
(1) Constant currency excludes the effect of divestiture and currency exchange.
For the three months ended September 30, 2025, Metal Cutting sales increased 5 percent compared to the prior year quarter. This was driven by an organic sales growth of 3 percent and a favorable currency exchange effect of 2 percent. Aerospace & Defense end market sales increased in the Americas, EMEA and Asia Pacific as a result of higher volume in the Americas and global strategic focus. Energy end market sales increased in the Americas and to a lesser extent in Asia Pacific primarily due to our strategic focus, the effects of which were partially offset by lower market activity in EMEA. Sales in the General Engineering end market increased in EMEA and Asia Pacific due to slightly higher industrial activity, partially offset by a decrease in the Americas. Transportation end market sales decreased in Asia Pacific due to project timing, and to a lesser extent in EMEA as a result of a decline in vehicle production, the effects of which were partially offset by favorable currency exchange and an increase in the Americas.
On a regional basis, sales in the Americas increased primarily due to our strategic focus in Aerospace & Defense and Energy, and to a lesser extent in the Transportation end market, partially offset by lower industrial activity in General Engineering. Sales increased in EMEA primarily as a result of our strategic focus in Aerospace & Defense and higher industrial activity in General Engineering. Sales in Asia Pacific decreased primarily due to project timing in Transportation, partially offset by our strategic focus in the Aerospace & Defense and Energy end markets.
For the three months ended September 30, 2025, Metal Cutting operating income was $21.6 million compared to $23.8 million in the prior year quarter. The decrease in operating income was primarily due to higher compensation costs, tariffs and general inflation, and incremental restructuring and related charges of approximately $3 million, partially offset by pricing and tariff surcharges and incremental year-over-year restructuring savings of approximately $6 million.

INFRASTRUCTURE

	Three Months Ended September 30,
(in thousands)	2025	2024
Sales	$187,349	$185,048
Operating income	16,639	12,734
Operating margin	8.9%	6.9%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Three Months Ended September 30, 2025
(in percentages)
Organic sales growth	3%
Foreign currency exchange effect(1)	1
Business days effect(4)	—
Divestiture effect(3)	(3)
Sales growth	1%

	Three Months Ended September 30, 2025
(in percentages)	As Reported	Constant Currency(1)
End market sales growth (decline) :
Aerospace & Defense	31%	28%
Energy	(9)	(5)
General Engineering	(4)	—
Earthworks	6	5
Regional sales growth (decline) :
Americas	2%	7%
EMEA	2	(3)
Asia Pacific	—	—
(1) Constant currency excludes the effect of divestiture and currency exchange.
For the three months ended September 30, 2025, Infrastructure sales increased 1 percent from the prior year quarter. This was driven by an organic sales growth of 3 percent and a favorable currency exchange effect of 1 percent, partially offset by a divestiture effect of 3 percent. Aerospace & Defense end market sales increased in EMEA and the Americas as a result of project timing and the execution of our growth initiatives. Earthworks end market sales increased as a result of higher global construction demand, especially in the Americas partially due to order timing, partially offset by a decline in Asia Pacific mining stemming from lower customer capital investment from lower coal prices. Sales in the General Engineering end market increased in the Americas and Asia Pacific due to higher demand, offset by declines in EMEA due to softer market conditions and order timing. Energy end market sales decreased in EMEA and the Americas due to order timing and lower global oil and gas activities as rig counts decreased year-over-year.
On a regional basis, sales in the Americas increased in all end markets except for Energy. Sales in EMEA decreased due to a decline in the General Engineering end market from order timing and softer market conditions as well as a decline in the Energy end market due to order timing. This was offset by favorable currency exchange, an Aerospace & Defense end market sales increase driven by project timing and the execution of our growth initiatives, as well as higher Earthworks end market sales from higher global construction demand. Sales in Asia Pacific remained flat as a result of a decline in Earthworks end market sales being offset with an increase in General Engineering.
For the three months ended September 30, 2025, Infrastructure operating income was $16.6 million compared to $12.7 million in the prior year quarter. The increase in operating income was driven by pricing and incremental year-over-year restructuring savings of approximately $2 million, partially offset by a prior year benefit from net insurance proceeds of $4 million that did not repeat in the current year, and higher compensation costs and general inflation.

CORPORATE

	Three Months Ended September 30,
(in thousands)	2025	2024
Corporate expense	$(644)	$(529)

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the three months ended September 30, 2025, Corporate expense increased by $0.1 million from the prior year quarter.

LIQUIDITY AND CAPITAL RESOURCES
Cash flow from operations is the primary source of funding for our capital expenditures. For the three months ended September 30, 2025, cash flow provided by operating activities was $17.5 million.
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
As of September 30, 2025, we were in compliance with all the covenants of the Credit Agreement, and there were no borrowings outstanding and $700.0 million of additional availability. There were no borrowings outstanding as of June 30, 2025.
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
At September 30, 2025, cash and cash equivalents were $103.5 million. Total Kennametal shareholders' equity was $1,284.2 million and total debt was $598.4 million. Our current senior credit ratings are at investment grade levels. We believe that our current financial position, liquidity and credit ratings provide us access to the capital markets. We believe that we have sufficient resources available to meet cash requirements for the next 12 months. We continue to closely monitor our liquidity position and the condition of the capital markets, as well as the counterparty risk of our credit providers. There have been no material changes in our contractual obligations and commitments since June 30, 2025.
Share Repurchase Program In February 2024, the Board of Directors of the Company authorized the Company to purchase up to $200 million of the Company's common stock over a three-year period. During the three months ended September 30, 2025, the Company repurchased $10 million of Kennametal common stock.
Dividends During the three months ended September 30, 2025, the Company paid a total of $15.1 million in dividends to Kennametal Shareholders.
Cash Flow Provided by Operating Activities
During the three months ended September 30, 2025, cash flow provided by operating activities was $17.5 million, compared to $45.7 million for the prior year period. Cash flow provided by operating activities for the current year period consisted of net income and non-cash items amounting to an inflow of $70.3 million and changes in certain assets and liabilities netting to an outflow of $52.8 million. Contributing to the changes in certain assets and liabilities were an increase in inventories of $28.0 million, an increase in other, primarily prepaid assets, of 15.1 million and a decrease in accounts payable and accrued liabilities of $13.5 million. Partially offsetting these cash outflows was a decrease in accounts receivable of $7.0 million.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

During the three months ended September 30, 2024, cash flow provided by operating activities was $45.7 million and consisted of net income and non-cash items amounting to an inflow of $61.1 million and changes in certain assets and liabilities netting to an outflow of $15.3 million. Contributing to the changes in certain assets and liabilities were a decrease in accounts payable and accrued liabilities of $22.3 million and an increase in inventories of $17.5 million. Partially offsetting these cash outflows was a decrease in accounts receivable of $26.6 million.
Cash Flow Used in Investing Activities
Cash flow used in investing activities was $22.7 million for the three months ended September 30, 2025, compared to $20.0 million for the prior year period. During the current year period, cash flow used in investing activities included capital expenditures of $23.0 million, which consisted primarily of equipment upgrades.
Cash flow used in investing activities was $20.0 million for the three months ended September 30, 2024 and primarily included capital expenditures of $24.7 million, which consisted primarily of equipment upgrades, partially offset by proceeds from insurance recoveries of $4.7 million.
Cash Flow Used in Financing Activities
Cash flow used in financing activities was $31.1 million for the three months ended September 30, 2025 compared to $36.4 million in the prior year period. During the current year period, cash flow used in financing activities primarily included $15.1 million of cash dividends paid to Kennametal Shareholders, $10.0 million in common shares repurchased and $6.3 million of the effect of employee benefit and stock plans and dividend reinvestment.
Cash flow used in financing activities was $36.4 million for the three months ended September 30, 2024 and primarily included $15.6 million of cash dividends paid to Kennametal Shareholders, $15.0 million in common shares repurchased and $5.8 million of the effect of employee benefit and stock plans and dividend reinvestment.

FINANCIAL CONDITION
Working capital was $635.8 million at September 30, 2025, an increase of $18.9 million from $616.9 million at June 30, 2025. The increase in working capital was primarily driven by an increase in inventories of $27.0 million, a decrease in other current liabilities of $13.4 million, an increase in other current assets of $11.0 million and a decrease of accrued expenses of $7.3 million, partially offset by a decrease in cash and cash equivalents of $37.0 million and a decrease in accounts receivable of $7.4 million. Currency exchange rate effects decreased working capital by a total of approximately $2.0 million, the effects of which are included in the aforementioned changes.
Property, plant and equipment, net decreased $22.1 million from $919.9 million at June 30, 2025 to $897.9 million at September 30, 2025, primarily due to depreciation expense of $32.7 million and currency exchange effects of $0.5 million, partially offset by net capital additions of $23.0 million.
At September 30, 2025, total other assets were $588.3 million, an increase of $2.0 million from $586.2 million at June 30, 2025. The increase was primarily due to an increase in other of $7.4 million, partially offset by amortization of intangibles of $2.4 million, a decrease in lease right-of-use assets of $2.4 million and currency exchange rate effects of approximately $0.6 million.
Kennametal Shareholders' equity was $1,284.2 million at September 30, 2025, an increase of $0.2 million from $1,284.0 million at June 30, 2025. The increase was primarily due to net income attributable to Kennametal of $23.3 million, and capital stock issued under employee benefit and stock plans of $1.9 million and other comprehensive income attributable to Kennametal of $0.2 million, partially offset by cash dividends paid to Kennametal Shareholders of $15.1 million and the repurchase of capital stock of $10.0 million primarily under the share repurchase program.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES
There have been no changes to our critical accounting policies since June 30, 2025.

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
Reconciliations of organic sales growth to sales growth are as follows:

Three Months Ended September 30, 2025	Metal Cutting	Infrastructure	Total
Organic sales growth	3%	3%	3%
Foreign currency exchange effect(2)	2	1	1
Business days effect(5)	—	—	—
Divestiture effect(4)	—	(3)	(1)
Sales growth	5%	1%	3%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Reconciliations of constant currency end market sales (decline) growth to end market sales (decline) growth(2) are as follows:

Metal Cutting
Three Months Ended September 30, 2025	General Engineering	Transportation	Aerospace & Defense	Energy
Constant currency end market sales (decline) growth	—%	(1)%	16%	12%
Foreign currency exchange effect(2)	2	2	2	3
End market sales growth(3)	2%	1%	18%	15%

Infrastructure
Three Months Ended September 30, 2025	Energy	Earthworks	General Engineering	Aerospace & Defense
Constant currency end market sales (decline) growth	(5)%	5%	—%	28%
Foreign currency exchange effect(2)	—	1	1	5
Divestiture effect(4)	(4)	—	(5)	(2)
End market sales (decline) growth(3)	(9)%	6%	(4)%	31%

Total
Three Months Ended September 30, 2025	General Engineering	Transportation	Aerospace & Defense	Energy	Earthworks
Constant currency end market sales (decline) growth	—%	(1)%	20%	1%	5%
Foreign currency exchange effect(2)	1	2	3	1	1
Divestiture effect(4)	(1)	—	(1)	(3)	—
End market sales growth (decline)(3)	—%	1%	22%	(1)%	6%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Reconciliations of constant currency regional sales growth (decline) to reported regional sales growth (decline) (3) are as follows:

	Three Months Ended September 30, 2025
	Americas	EMEA	Asia Pacific
Metal Cutting
Constant currency regional sales growth (decline)	6%	1%	(1)%
Foreign currency exchange effect(2)	—	5	(1)
Regional sales growth (decline)(6)	6%	6%	(2)%

Infrastructure
Constant currency regional sales growth (decline)	7%	(3)%	—%
Foreign currency exchange effect(2)	—	5	—
Divestiture effect(4)	(5)	—	—
Regional sales growth(6)	2%	2%	—%

Total
Constant currency regional sales growth (decline)	7%	—%	(1)%
Foreign currency exchange effect(2)	—	5	—
Divestiture effect(4)	(3)	—	—
Regional sales growth (decline)(6)	4%	5%	(1)%
(2) Foreign currency exchange effect is calculated by dividing the difference between current period sales and current period sales at prior period foreign exchange rates by prior period sales.
(3) Aggregate sales for all end markets sum to the sales amount presented on Kennametal's financial statements.
(4) Divestiture effect is calculated by dividing prior period sales attributable to divested businesses by prior period sales.
(5) Business days effect is calculated by dividing the year-over-year change in weighted average working days (based on mix of sales by country) by prior period weighted average working days.
(6) Aggregate sales for all regions sum to the sales amount presented on Kennametal's financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk exposures since June 30, 2025.

ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls' stated goals. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance at September 30, 2025 that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
In the quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 through July 31, 2025	3,448	$23.05	—	$140,000,000
August 1 through August 31, 2025	674,952	21.02	455,000	130,400,000
September 1 through September 30, 2025	22,051	21.45	19,859	130,000,000
Total	700,451	$21.05	474,859

(1)During the current period, 1,801 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program. Also, during the current period employees delivered 223,791 shares of restricted stock to Kennametal, upon vesting, to satisfy tax withholding requirements.
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
(4)Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income for the three months ended September 30, 2025 and 2024, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2025 and 2024, (iii) the Condensed Consolidated Balance Sheets at September 30, 2025 and June 30, 2025, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2025 and 2024 and (v) Notes to Condensed Consolidated Financial Statements for the three months ended September 30, 2025 and 2024.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNAMETAL INC.

Date:	November 5, 2025	By:	/s/ John W. Witt
John W. Witt Vice President Finance and Corporate Controller