Form 10-Q
period 2025-12-31
KENNAMETAL INC
filed 2026-02-04
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2025
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

As of January 31, 2026, 76,198,792 shares of the Registrant’s Capital Stock, par value $1.25 per share, were outstanding.

KENNAMETAL INC.
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2025

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

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except per share amounts)	2025	2024	2025	2024
Sales	$529,525	$482,051	$1,027,499	$963,999
Cost of goods sold	355,656	337,021	699,080	667,960
Gross profit	173,869	145,030	328,419	296,039
Operating expense	116,302	109,308	229,330	220,962
Restructuring and other charges, net (Note 6)	2,528	1,335	4,117	1,946
Amortization of intangibles	2,378	2,720	4,751	5,438
Operating income	52,661	31,667	90,221	67,693
Interest expense	6,089	6,180	12,275	12,493
Other income, net	(2,097)	(1,477)	(4,418)	(3,136)
Income before income taxes	48,669	26,964	82,364	58,336
Provision for income taxes	13,472	7,927	22,535	15,833
Net income	35,197	19,037	59,829	42,503
Less: Net income attributable to noncontrolling interests	1,312	1,109	2,646	2,452
Net income attributable to Kennametal	$33,885	$17,928	$57,183	$40,051
PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL SHAREHOLDERS
Basic earnings per share	$0.44	$0.23	$0.75	$0.51
Diluted earnings per share	$0.44	$0.23	$0.74	$0.51
Basic weighted average shares outstanding	76,194	77,724	76,161	77,896
Diluted weighted average shares outstanding	77,083	78,379	76,919	78,495

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2025	2024	2025	2024
Net income	$35,197	$19,037	$59,829	$42,503
Other comprehensive income (loss), net of tax
Unrealized (loss) gain on derivatives designated and qualified as cash flow hedges	(186)	1,169	(194)	1,085
Reclassification of unrealized gain on derivatives designated and qualified as cash flow hedges	(22)	(169)	(188)	(392)
Unrecognized net pension and other postretirement benefit plans (loss) gain	(134)	3,191	511	616
Reclassification of net pension and other postretirement benefit plans loss	2,172	1,539	4,524	3,724
Foreign currency translation adjustments	2,984	(56,998)	(269)	(21,960)
Total other comprehensive income (loss), net of tax	4,814	(51,268)	4,384	(16,927)
Total comprehensive income (loss)	40,011	(32,231)	64,213	25,576
Less: comprehensive income (loss) attributable to noncontrolling interests	1,244	(669)	1,951	1,397
Comprehensive income (loss) attributable to Kennametal Shareholders	$38,767	$(31,562)	$62,262	$24,179
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)	December 31, 2025	June 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$129,318	$140,540
Accounts receivable, less allowance for doubtful accounts of $8,804 and $8,819, respectively	288,205	295,401
Inventories (Note 9)	621,920	538,237
Other current assets	81,835	65,092
Total current assets	1,121,278	1,039,270
Property, plant and equipment:
Land and buildings	442,101	440,187
Machinery and equipment	2,064,421	2,058,497
Less accumulated depreciation	(1,625,214)	(1,578,770)
Property, plant and equipment, net	881,308	919,914
Other assets:
Goodwill (Note 17)	282,973	282,726
Other intangible assets, less accumulated amortization of $180,721 and $175,501, respectively (Note 17)	62,545	67,209
Operating lease right-of-use assets	45,318	45,221
Deferred income taxes	89,798	90,473
Other	112,336	100,599
Total other assets	592,970	586,228
Total assets	$2,595,556	$2,545,412
LIABILITIES
Current liabilities:
Revolving and other lines of credit and notes payable (Note 11)	$1,430	$977
Current operating lease liabilities	12,242	12,187
Accounts payable	220,410	195,929
Accrued income taxes	15,179	8,546
Accrued expenses	46,710	55,584
Other current liabilities	143,379	149,106
Total current liabilities	439,350	422,329
Long-term debt, less current maturities (Note 10)	597,192	596,788
Operating lease liabilities	33,530	33,408
Deferred income taxes	30,998	32,609
Accrued pension and postretirement benefits	113,459	112,715
Accrued income taxes	1,976	1,936
Other liabilities	21,394	20,979
Total liabilities	1,237,899	1,220,764
Commitments and contingencies (Note 18)
EQUITY (Note 15)
Kennametal Shareholders’ Equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 76,191 and 76,012 shares issued, respectively	95,238	95,015
Additional paid-in capital	372,839	373,902
Retained earnings	1,228,574	1,201,755
Accumulated other comprehensive loss	(381,614)	(386,693)
Total Kennametal Shareholders’ Equity	1,315,037	1,283,979
Noncontrolling interests	42,620	40,669
Total equity	1,357,657	1,324,648
Total liabilities and equity	$2,595,556	$2,545,412
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Six Months Ended December 31,
(in thousands)	2025	2024
OPERATING ACTIVITIES
Net income	$59,829	$42,503
Adjustments to reconcile to cash from operations:
Depreciation	64,662	62,130
Amortization	4,751	5,438
Stock-based compensation expense	16,952	13,375
Restructuring and other charges, net (Note 6)	4,117	1,946
Deferred income taxes	(1,768)	(1,903)
Gain on insurance recoveries	—	(7,500)
Other	1,305	2,666
Changes in certain assets and liabilities:
Accounts receivable	7,839	43,167
Inventories	(84,080)	(30,695)
Accounts payable and accrued liabilities	14,665	(27,214)
Accrued income taxes	2,225	606
Accrued pension and postretirement benefits	(374)	(2,445)
Other	(17,517)	(1,174)
Net cash flow provided by operating activities	72,606	100,900
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(35,692)	(43,967)
Disposals of property, plant and equipment	1,569	405
Proceeds from insurance recoveries	—	7,193
Other	336	(222)
Net cash flow used in investing activities	(33,787)	(36,591)
FINANCING ACTIVITIES
Net increase in notes payable	421	—
Purchase of capital stock	(10,068)	(30,062)
The effect of employee benefit and stock plans and dividend reinvestment	(7,724)	(6,240)
Cash dividends paid to Shareholders	(30,364)	(31,148)
Other	(1,853)	(599)
Net cash flow used in financing activities	(49,588)	(68,049)
Effect of exchange rate changes on cash and cash equivalents	(453)	(3,080)
CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents	(11,222)	(6,820)
Cash and cash equivalents, beginning of period	140,540	127,971
Cash and cash equivalents, end of period	$129,318	$121,151
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.BASIS OF PRESENTATION
The condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q, which include our accounts and those of our subsidiaries in which we have a controlling interest, should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (the “2025 Annual Report”). The condensed consolidated balance sheet as of June 30, 2025 was derived from the audited balance sheet included in our 2025 Annual Report. The interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal recurring adjustments. The results for the six months ended December 31, 2025 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2026 is to the fiscal year ending June 30, 2026. When used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, the terms “the Company,” “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.

2.SUPPLEMENTAL CASH FLOW DISCLOSURES

	Six Months Ended December 31,
(in thousands)	2025	2024
Cash paid during the period for:
Interest	$12,168	$12,383
Income taxes	22,079	17,130
Supplemental disclosure of non-cash information:
Changes in accounts payable related to purchases of property, plant and equipment	(7,029)	166

3.     SUPPLIER FINANCE PROGRAM
We have a supplier finance program managed through two global financial institutions under which we agree to pay the financial institutions the stated amount of confirmed invoices from our participating suppliers on the invoice due date. We, or the global financial institutions, may terminate our agreements at any time upon 30 days written notice. We do not provide any forms of guarantees under these agreements. Supplier participation in the program is solely up to the supplier. We have no economic interest in a supplier’s decision to participate in the program, and their participation has no bearing on our payment terms or amounts due. The payment terms that we have with our suppliers under this program are considered commercially reasonable. As of December 31, 2025 and June 30, 2025, the obligations outstanding that the Company has confirmed as valid to the financial institutions under the program were $35.0 million and $17.3 million, respectively, and were recorded within trade accounts payable.

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
Level 3: Inputs that are unobservable.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2025, the fair values of our financial assets and financial liabilities are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$87	$—	$87
Total assets at fair value	$—	$87	$—	$87

Liabilities:
Derivatives (1)	$—	$2	$—	$2
Total liabilities at fair value	$—	$2	$—	$2

As of June 30, 2025, the fair values of our financial assets and financial liabilities are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$88	$—	$88
Total assets at fair value	$—	$88	$—	$88

Liabilities:
Derivatives (1)	$—	$81	$—	$81
Total liabilities at fair value	$—	$81	$—	$81
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
The fair value of derivatives designated and not designated as hedging instruments in the condensed consolidated balance sheets are as follows:

(in thousands)	December 31, 2025	June 30, 2025
Derivatives designated as hedging instruments
Other current assets - range forward contracts	$4	$—
Other current liabilities - range forward contracts	—	(9)
Total derivatives designated as hedging instruments	4	(9)
Derivatives not designated as hedging instruments
Other current assets - currency forward contracts	$83	$88
Other current liabilities - currency forward contracts	(2)	(72)
Total derivatives not designated as hedging instruments	81	16
Total derivatives	$85	$7

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

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2025	2024	2025	2024
Other income, net	$(23)	$2	$(20)	$(12)

CASH FLOW HEDGES
Range forward contracts (a transaction where both a put option is purchased and a call option is sold) are designated as cash flow hedges and hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts are recorded in accumulated other comprehensive loss and are recognized as a component of cost of goods sold when the underlying sale of products or services is recognized into earnings. The notional amount of the contracts translated into U.S. dollars at December 31, 2025 and June 30, 2025 was $5.9 million and $4.7 million, respectively. The time value component of the fair value of range forward contracts is excluded from the assessment of hedge effectiveness.
The following represents (losses) gains, net of tax, related to cash flow hedges:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2025	2024	2025	2024
Unrealized (loss) gain recognized in other comprehensive income (loss)	$(186)	$1,169	$(194)	$1,085
No portion of the gains or losses recognized in earnings was due to ineffectiveness and no amounts were excluded from our effectiveness testing for the three and six months ended December 31, 2025 and 2024.

NET INVESTMENT HEDGES
As of December 31, 2025, we had certain foreign currency-denominated intercompany loans payable with total aggregate principal amounts of ¥169.9 million and €15.1 million, designated as net investment hedges to hedge the foreign exchange exposure of our net investment in our China-based and Euro-based subsidiaries, respectively. As of June 30, 2025, we had ¥82.3 million foreign currency-denominated intercompany loans payable designated as net investment hedges to hedge the foreign exchange exposure of our net investment in our China-based subsidiaries. A loss of $0.5 million and a gain of $0.6 million were recorded as a component of foreign currency translation adjustments in other comprehensive income (loss) for the three months ended December 31, 2025 and 2024, respectively. A loss of $0.6 million and a gain of $0.6 million were recorded as a component of foreign currency translation adjustments in other comprehensive income (loss) for the six months ended December 31, 2025 and 2024, respectively.
As of December 31, 2025, the foreign currency-denominated intercompany loans payable designated as net investment hedges consisted of:

Instrument	Notional (CNY and EUR in thousands)(2)	Notional (USD in thousands)(2)	Maturity
Foreign currency-denominated intercompany loan payable	€10,065	$11,838	June 2026
Foreign currency-denominated intercompany loan payable	€5,012	$5,895	June 2026
Foreign currency-denominated intercompany loan payable	¥86,351	$12,348	August 2026
Foreign currency-denominated intercompany loan payable	¥83,532	$11,945	September 2026
(2) Includes principal and accrued interest.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.    RESTRUCTURING AND OTHER CHARGES, NET
In January 2025, we announced several actions to support the long-term competitiveness of the Company and to mitigate softer market conditions. Total restructuring and related charges for this program of $18.6 million, compared to a revised target of approximately $20 million, were recorded through December 31, 2025, consisting of $15.1 million in Metal Cutting and $3.6 million in Infrastructure. The Company substantially completed the closure of a facility in Greenfield, MA and the consolidation of facilities in Barcelona, Spain during 2025 as a part of these actions.
We recorded restructuring and related charges of $3.1 million for the three months ended December 31, 2025, which consisted of $2.1 million in Metal Cutting and $0.9 million in Infrastructure. Included in this amount were restructuring related charges of $0.5 million included in cost of goods sold. We recorded restructuring and related charges of $6.2 million for the six months ended December 31, 2025, which consisted of $5.4 million in Metal Cutting and $0.8 million in Infrastructure. Included in this amount were restructuring related charges of $2.1 million included in cost of goods sold.
We recorded restructuring and related charges of $1.4 million for the three months ended December 31, 2024, which consisted of $1.2 million in Metal Cutting and $0.2 million in Infrastructure. We recorded restructuring and related charges of $2.0 million for the six months ended December 31, 2024, which consisted of $1.8 million in Metal Cutting and $0.2 million in Infrastructure.
As of December 31, 2025, $8.3 million and $2.8 million of the restructuring accrual was recorded in other current liabilities and other liabilities, respectively, in our condensed consolidated balance sheet. As of June 30, 2025, $11.0 million and $2.4 million of the restructuring accrual was recorded in other current liabilities and other liabilities, respectively. The amounts are as follows:

(in thousands)	June 30, 2025	Expense	Asset Write-Down	Translation	Cash Expenditures	December 31, 2025
Severance	$13,394	$3,452	$—	$62	$(5,839)	$11,069
Facilities	—	665	(665)	—	—	—
Total	$13,394	$4,117	$(665)	$62	$(5,839)	$11,069

7.    STOCK-BASED COMPENSATION
Stock Options
Changes in our stock options for the six months ended December 31, 2025 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, June 30, 2025	101,947	$30.20
Exercised	—	—
Lapsed or forfeited	(87,947)	31.69
Options outstanding, December 31, 2025	14,000	$20.87	0.2	$106
Options vested, December 31, 2025	14,000	$20.87	0.2	$106
Options exercisable, December 31, 2025	14,000	$20.87	0.2	$106
As of December 31, 2025 and June 30, 2025, there was no unrecognized compensation cost related to options outstanding, and all options were fully vested as of December 31, 2025 and June 30, 2025.
There was no cash received from the exercise of options during the six months ended December 31, 2025 and 2024. The total intrinsic value of options exercised during the six months ended December 31, 2025 and 2024 was zero.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restricted Stock Units – Performance Vesting and Time Vesting
Changes in our performance vesting and time vesting restricted stock units for the six months ended December 31, 2025 were as follows:

	Performance Vesting Stock Units	Performance Vesting Weighted Average Fair Value	Time Vesting Stock Units	Time Vesting Weighted Average Fair Value
Unvested, June 30, 2025	568,332	$24.76	1,197,215	$25.50
Granted	365,215	21.04	1,168,845	21.07
Vested	(244,574)	27.15	(659,237)	25.58
Performance metric adjustments, net	(38,930)	26.28	—	—
Forfeited	(4,805)	23.09	(26,645)	23.72
Unvested, December 31, 2025	645,238	$21.66	1,680,178	$22.42
During the six months ended December 31, 2025 and 2024, compensation expense related to time vesting and performance vesting restricted stock units was $16.0 million and $12.3 million, respectively. Performance vesting stock units were adjusted by 38,930 units during the six months ended December 31, 2025 related to the fiscal 2025 performance year. As of December 31, 2025, the total unrecognized compensation cost related to unvested time vesting and performance vesting restricted stock units was $34.7 million and is expected to be recognized over a weighted average period of 1.8 years.

8.    PENSION AND OTHER POSTRETIREMENT BENEFITS
The table below summarizes the components of net periodic pension expense:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2025	2024	2025	2024
Service cost	$275	$229	$552	$457
Interest cost	8,116	8,514	16,243	17,019
Expected return on plan assets	(9,555)	(10,673)	(19,128)	(21,335)
Amortization of prior service credit	(4)	(2)	(8)	(5)
Recognition of actuarial loss	2,916	2,107	5,840	4,210
Settlement	—	—	—	836
Net periodic pension expense	$1,748	$175	$3,499	$1,182
During fiscal 2025, the Company completed the wind-up of its Canadian defined benefit pension plans and recorded a settlement charge of $0.8 million.
The table below summarizes the components of net periodic other postretirement benefit cost:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2025	2024	2025	2024
Interest cost	$87	$98	$175	$196
Amortization of prior service credit	(63)	(63)	(127)	(127)
Recognition of actuarial loss	31	34	62	70
Net periodic other postretirement benefit cost	$55	$69	$110	$139
The service cost component of net periodic pension expense is reported as a component of cost of goods sold and operating expense. All other components of net periodic pension expense and net periodic other postretirement benefit cost are reported as a component of other income, net.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.    INVENTORIES
We used the last-in, first-out (LIFO) method of valuing inventories for 32 percent and 34 percent of total inventories at December 31, 2025 and June 30, 2025, respectively. Inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year; therefore, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs and are subject to any final year-end LIFO inventory adjustments.
Inventories consisted of the following:

(in thousands)	December 31, 2025	June 30, 2025
Finished goods	$311,862	$328,243
Work in process and powder blends	320,717	225,726
Raw materials	131,716	90,257
Inventories at current cost	764,295	644,226
Less: LIFO valuation	(142,375)	(105,989)
Total inventories	$621,920	$538,237

10.    LONG-TERM DEBT
Fixed rate debt had a fair market value of $576.7 million and $570.8 million at December 31, 2025 and June 30, 2025, respectively. The Level 2 fair value is determined based on the quoted market prices for similar debt instruments as of December 31, 2025 and June 30, 2025, respectively.

11.    REVOLVING AND OTHER LINES OF CREDIT AND NOTES PAYABLE
During the three months ended December 31, 2025, we entered into the Seventh Amended and Restated Credit Agreement dated as of November 17, 2025 ( the Credit Agreement). The Credit Agreement is a five-year, multi-currency, revolving credit facility, which we use to augment cash from operations and as an additional source of funds. The Credit Agreement allows for borrowings in U.S. dollars, Canadian dollars, euros, pounds sterling and Japanese yen. Interest payable under the Credit Agreement is based upon the type of borrowing under the facility and may be (1) Euro Interbank Offered Rate (EURIBOR), Sterling Overnight Index Average (SONIA), Canadian Overnight Repo Rate Average (CORRA), Tokyo Interbank Offered Rate (TIBOR) and Secured Overnight Financing Rate (SOFR) for any borrowings in euros, pounds sterling, Canadian dollars, yen and U.S. dollars, respectively, plus an applicable margin, (2) the greater of the prime rate or the Federal Funds effective rate plus an applicable margin, or (3) fixed as negotiated by us. The Credit Agreement matures in November 2030.
The Credit Agreement requires us to comply with various restrictive and affirmative covenants, including one financial covenant: a maximum leverage ratio where debt, net of domestic cash and sixty percent of the unrestricted cash held outside of the United States, must be less than or equal to 3.75 times trailing twelve months EBITDA, adjusted for certain non-cash expenses.
As of December 31, 2025, we were in compliance with all the covenants of the Credit Agreement, and there were no borrowings outstanding and $650.0 million of additional availability. There were no borrowings outstanding as of June 30, 2025.
Borrowings on other lines of credit and notes payable were $1.4 million and $1.0 million at December 31, 2025 and June 30, 2025, respectively.

12.     ENVIRONMENTAL MATTERS
The operation of our business has exposed us to certain liabilities and compliance costs related to environmental matters. We are involved in various environmental cleanup and remediation activities at certain sites associated with our current or former operations.
We establish and maintain accruals for estimated liabilities associated with certain environmental matters. At December 31, 2025, the balance of such accruals was $10.8 million, of which $1.3 million was current. At June 30, 2025, the balance was $11.0 million, of which $1.4 million was current.

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

13.     INCOME TAXES
The effective income tax rates for the three months ended December 31, 2025 and 2024 were 27.7 percent and 29.4 percent, respectively. The year-over-year change is primarily due to favorable geographical mix which was partially offset by a charge recorded in the current year quarter for an income tax audit settlement in China and a benefit recorded in the prior year quarter for the advanced manufacturing production credit.
The effective income tax rates for the six months ended December 31, 2025 and 2024 were 27.4 percent and 27.1 percent, respectively. The year-over-year change is primarily due to a benefit recorded in the prior year period for interest received to resolve an income tax dispute in India, current year adjustments that include a tax rate change enacted in Germany and an income tax audit settlement in China, and favorable geographical mix.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA), which includes a broad range of tax reform provisions, was signed into law in the United States. We do not expect the OBBBA to have a material impact on our consolidated financial statements.

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
The following table provides the computation of diluted shares outstanding for the three and six months ended December 31, 2025 and 2024:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2025	2024	2025	2024
Weighted-average shares outstanding during the period	76,194	77,724	76,161	77,896
Add: Unexercised stock options and unvested restricted stock units	889	655	758	599
Number of shares on which diluted earnings per share is calculated	77,083	78,379	76,919	78,495
Unexercised stock options with an exercise price greater than the average market price and restricted stock units not included in the computation because they were anti-dilutive	17	96	121	168

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.    EQUITY
A summary of the changes in the carrying amounts of total equity, Kennametal Shareholders’ equity and equity attributable to noncontrolling interests for the three months ended December 31, 2025 and 2024 is as follows:

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of September 30, 2025	$95,104	$365,696	$1,209,917	$(386,497)	$41,377	$1,325,597
Net income	—	—	33,885	—	1,312	35,197
Other comprehensive income	—	—	—	4,883	(69)	4,814
Dividend reinvestment	2	37	—	—	—	39
Capital stock issued under employee benefit and stock plans(2)	134	7,143	—	—	—	7,277
Purchase of capital stock	(2)	(37)	—	—	—	(39)
Cash dividends ($0.20 per share)	—	—	(15,228)	—	—	(15,228)
Total equity, December 31, 2025	$95,238	$372,839	$1,228,574	$(381,614)	$42,620	$1,357,657

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of September 30, 2024	$97,145	$403,975	$1,177,023	$(400,970)	$40,790	$1,317,963
Net income	—	—	17,928	—	1,109	19,037
Other comprehensive loss	—	—	—	(49,490)	(1,778)	(51,268)
Dividend reinvestment	2	40	—	—	—	42
Capital stock issued under employee benefit and stock plans(2)	172	4,753	—	—	—	4,925
Purchase of capital stock	(658)	(14,374)	—	—	—	(15,032)
Cash dividends ($0.20 per share)	—	—	(15,566)	—	—	(15,566)
Total equity, December 31, 2024	$96,661	$394,394	$1,179,385	$(450,460)	$40,121	$1,260,101

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the changes in the carrying amounts of total equity, Kennametal Shareholders’ equity and equity attributable to noncontrolling interests for the six months ended December 31, 2025 and 2024 is as follows:

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of June 30, 2025	$95,015	$373,902	$1,201,755	$(386,693)	$40,669	$1,324,648
Net income	—	—	57,183	—	2,646	59,829
Other comprehensive income	—	—	—	5,079	(695)	4,384
Dividend reinvestment	4	73	—	—	—	77
Capital stock issued under employee benefit and stock plans(2)	817	8,334	—	—	—	9,151
Purchase of capital stock	(598)	(9,470)	—	—	—	(10,068)
Cash dividends ($0.40 per share)	—	—	(30,364)	—	—	(30,364)
Total equity, December 31, 2025	$95,238	$372,839	$1,228,574	$(381,614)	$42,620	$1,357,657

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of June 30, 2024	$97,361	$416,620	$1,170,482	$(434,588)	$38,724	$1,288,599
Net income	—	—	40,051	—	2,452	42,503
Other comprehensive loss	—	—	—	(15,872)	(1,055)	(16,927)
Dividend reinvestment	4	81	—	—	—	85
Capital stock issued under employee benefit and stock plans(2)	705	6,346	—	—	—	7,051
Purchase of capital stock	(1,409)	(28,653)	—	—	—	(30,062)
Cash dividends ($0.40 per share)	—	—	(31,148)	—	—	(31,148)
Total equity, December 31, 2024	$96,661	$394,394	$1,179,385	$(450,460)	$40,121	$1,260,101
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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of, and changes in, accumulated other comprehensive loss (AOCL) were as follows, net of tax, for the six months ended December 31, 2025:

(in thousands)	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Attributable to Kennametal:
Balance, June 30, 2025	$(223,016)	$(165,859)	$2,182	$(386,693)
Other comprehensive income (loss) before reclassifications	511	426	(194)	743
Amounts reclassified from AOCL	4,524	—	(188)	4,336
Net other comprehensive income (loss)	5,035	426	(382)	5,079
AOCL, December 31, 2025	$(217,981)	$(165,433)	$1,800	$(381,614)

Attributable to noncontrolling interests:
Balance, June 30, 2025	$—	$(7,844)	$—	$(7,844)
Other comprehensive loss before reclassifications	—	(695)	—	(695)
Net other comprehensive loss	—	(695)	—	(695)
AOCL, December 31, 2025	$—	$(8,539)	$—	$(8,539)

The components of, and changes in, AOCL were as follows, net of tax, for the six months ended December 31, 2024:

(in thousands)	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Attributable to Kennametal:
Balance, June 30, 2024	$(221,308)	$(216,263)	$2,983	$(434,588)
Other comprehensive income (loss) before reclassifications	616	(20,905)	1,085	(19,204)
Amounts reclassified from AOCL	3,724	—	(392)	3,332
Net other comprehensive income (loss)	4,340	(20,905)	693	(15,872)
AOCL, December 31, 2024	$(216,968)	$(237,168)	$3,676	$(450,460)

Attributable to noncontrolling interests:
Balance, June 30, 2024	$—	$(8,680)	$—	$(8,680)
Other comprehensive loss before reclassifications	—	(1,055)	—	(1,055)
Net other comprehensive loss	—	(1,055)	—	(1,055)
AOCL, December 31, 2024	$—	$(9,735)	$—	$(9,735)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reclassifications out of AOCL for the three and six months ended December 31, 2025 and 2024 consisted of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2025	2024	2025	2024	Affected line item in the Income Statement
Gains on cash flow hedges:
Forward starting interest rate swaps	$(255)	$(255)	$(511)	$(511)	Interest expense
Currency exchange contracts	226	31	262	(8)	Cost of goods sold
Total before tax	(29)	(224)	(249)	(519)
Tax impact	7	55	61	127	Provision for income taxes
Net of tax	$(22)	$(169)	$(188)	$(392)

Pension and other postretirement benefits:
Amortization of prior service credit	$(67)	$(65)	$(135)	$(132)	Other income, net
Recognition of actuarial losses	2,947	2,141	5,902	4,280	Other income, net
Settlement	—	—	—	836	Other income, net
Total before tax	2,880	2,076	5,767	4,984
Tax impact	(708)	(537)	(1,243)	(1,260)	Provision for income taxes
Net of tax	$2,172	$1,539	$4,524	$3,724

The amount of income tax allocated to each component of other comprehensive income (loss) for the three months ended December 31, 2025 and 2024 were as follows:

		2025			2024
(in thousands)	Pre-tax	Tax impact	Net of tax	Pre-tax	Tax impact	Net of tax
Unrealized (loss) gain on derivatives designated and qualified as cash flow hedges	$(246)	$60	$(186)	$1,548	$(379)	$1,169
Reclassification of unrealized gain on derivatives designated and qualified as cash flow hedges	(29)	7	(22)	(224)	55	(169)
Unrecognized net pension and other postretirement benefit plans (loss) gain	(178)	44	(134)	4,313	(1,122)	3,191
Reclassification of net pension and other postretirement benefit plans loss	2,880	(708)	2,172	2,076	(537)	1,539
Foreign currency translation adjustments	2,984	—	2,984	(56,998)	—	(56,998)
Other comprehensive income (loss)	$5,411	$(597)	$4,814	$(49,285)	$(1,983)	$(51,268)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The amount of income tax allocated to each component of other comprehensive (loss) income for the six months ended December 31, 2025 and 2024 were as follows:

		2025			2024
(in thousands)	Pre-tax	Tax impact	Net of tax	Pre-tax	Tax impact	Net of tax
Unrealized (loss) gain on derivatives designated and qualified as cash flow hedges	$(257)	$63	$(194)	$1,437	$(352)	$1,085
Reclassification of unrealized gain on derivatives designated and qualified as cash flow hedges	(249)	61	(188)	(519)	127	(392)
Unrecognized net pension and other postretirement benefit plans gain	681	(170)	511	844	(228)	616
Reclassification of net pension and other postretirement benefit plans loss	5,767	(1,243)	4,524	4,984	(1,260)	3,724
Foreign currency translation adjustments	(269)	—	(269)	(21,960)	—	(21,960)
Other comprehensive income (loss)	$5,673	$(1,289)	$4,384	$(15,214)	$(1,713)	$(16,927)

17.    GOODWILL AND OTHER INTANGIBLE ASSETS
A summary of the carrying amount of goodwill attributable to each segment, as well as the changes in such, is as follows:

(in thousands)	Metal Cutting	Infrastructure	Total
Gross goodwill	$460,387	$633,211	$1,093,598
Accumulated impairment losses	(177,661)	(633,211)	(810,872)
Balance as of June 30, 2025	$282,726	$—	$282,726

Activity for the six months ended December 31, 2025:
Change in gross goodwill due to translation	247	—	247

Gross goodwill	460,634	633,211	1,093,845
Accumulated impairment losses	(177,661)	(633,211)	(810,872)
Balance as of December 31, 2025	$282,973	$—	$282,973
The components of our other intangible assets were as follows:

	Estimated Useful Life (in years)	December 31, 2025		June 30, 2025
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Technology-based and other	4 to 20	$32,786	$(26,723)	$32,699	$(26,243)
Customer-related	10 to 21	160,039	(114,529)	159,722	(111,184)
Unpatented technology	10 to 30	26,467	(25,051)	26,373	(24,281)
Trademarks	5 to 20	23,974	(14,418)	23,917	(13,793)
Total		$243,266	$(180,721)	$242,711	$(175,501)

18.     COMMITMENTS AND CONTINGENCIES
In February 2025, MachiningCloud, Inc. filed a lawsuit against the Company in the Superior Court of the State of California alleging breach of a contract and other matters and is seeking more than $330 million in damages. The Company removed the case to federal court in the Western District of California Western Division. At this stage of the litigation, no determination can be made with regard to the outcome of the litigation, including the probability of an unfavorable outcome. The Company intends to vigorously defend the action, including without limitation, bringing counterclaims against MachiningCloud, Inc.

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
Segment data is summarized as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2025	2024	2025	2024
Sales:
Metal Cutting	$331,059	$297,786	$641,684	$594,686
Infrastructure	198,466	184,265	385,815	369,313
Total sales	$529,525	$482,051	$1,027,499	$963,999

Cost of goods sold:
Metal Cutting	$211,270	$195,358	$412,045	$382,864
Infrastructure	144,355	141,663	286,950	285,095

Operating expense:
Metal Cutting	$88,039	$84,324	$174,212	$168,895
Infrastructure	27,796	24,449	54,060	51,006

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restructuring and other charges, net:
Metal Cutting	$1,595	$1,138	$3,313	$1,759
Infrastructure	933	197	804	187

Amortization of intangibles:
Metal Cutting	$396	$380	$792	$759
Infrastructure	1,981	2,340	3,960	4,679

Operating income:
Metal Cutting	$29,758	$16,586	$51,322	$40,408
Infrastructure	23,402	15,612	40,042	28,347
Total segment operating income	53,160	32,198	91,364	68,755
Unallocated corporate expenses	(499)	(531)	(1,143)	(1,062)
Total operating income	$52,661	$31,667	$90,221	$67,693
Interest expense	6,089	6,180	12,275	12,493
Other income, net	(2,097)	(1,477)	(4,418)	(3,136)
Income before income taxes	$48,669	$26,964	$82,364	$58,336

Depreciation and amortization:
Metal Cutting	$23,762	$23,332	$48,210	$46,331
Infrastructure	10,606	10,679	21,203	21,237
Total depreciation and amortization	$34,368	$34,011	$69,413	$67,568

Capital expenditures:
Metal Cutting	$5,622	$12,145	$16,821	$28,425
Infrastructure	7,089	7,075	18,871	15,542
Total capital expenditures	$12,711	$19,220	$35,692	$43,967

			December 31, 2025	December 31, 2024
Segment assets (3) :
Metal Cutting			$1,386,239	$1,363,197
Infrastructure			748,730	679,169
Corporate			460,587	393,439
Total assets			$2,595,556	$2,435,805
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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents Kennametal's revenue disaggregated by geography:

	Three Months Ended
	December 31, 2025			December 31, 2024
(in percentages)	Metal Cutting	Infrastructure	Total Kennametal	Metal Cutting	Infrastructure	Total Kennametal
Americas	46%	57%	50%	44%	56%	49%
Europe, the Middle East and Africa (EMEA)	35	20	30	36	21	30
Asia Pacific	19	23	20	20	23	21

	Six Months Ended
	December 31, 2025			December 31, 2024
(in percentages)	Metal Cutting	Infrastructure	Total Kennametal	Metal Cutting	Infrastructure	Total Kennametal
Americas	46%	57%	50%	45%	56%	49%
EMEA	36	21	30	36	21	30
Asia Pacific	18	22	20	19	23	21
The following table presents Kennametal's revenue disaggregated by end market:

	Three Months Ended
	December 31, 2025			December 31, 2024
(in percentages)	Metal Cutting	Infrastructure	Total Kennametal	Metal Cutting	Infrastructure	Total Kennametal
General Engineering	54%	31%	45%	54%	33%	46%
Transportation	25	—	16	26	—	16
Aerospace & Defense	14	10	13	13	9	11
Energy	7	21	12	7	24	14
Earthworks	—	38	14	—	34	13

	Six Months Ended
	December 31, 2025			December 31, 2024
(in percentages)	Metal Cutting	Infrastructure	Total Kennametal	Metal Cutting	Infrastructure	Total Kennametal
General Engineering	53%	31%	45%	54%	33%	46%
Transportation	25	—	16	26	—	16
Aerospace & Defense	14	11	13	13	9	11
Energy	8	21	12	7	23	13
Earthworks	—	37	14	—	35	14

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
Our sales of $529.5 million for the three months ended December 31, 2025 increased 10 percent from $482.1 million in the prior year quarter, reflecting organic sales growth of 10 percent and a favorable currency exchange effect of 1 percent, partially offset by a divestiture effect of 1 percent.
Operating income for the three months ended December 31, 2025 was $52.7 million compared to $31.7 million in the prior year quarter. The year-over-year increase of $21.0 million was driven by the favorable timing of pricing compared to raw material costs of approximately $17 million within the Infrastructure segment, pricing and tariff surcharges within the Metal Cutting segment, higher sales and production volumes in Metal Cutting, and incremental year-over-year restructuring savings of approximately $8 million. These factors were partially offset by higher compensation costs, tariffs and general inflation, a prior year benefit from insurance proceeds of approximately $3 million that did not repeat in the current year and an increase in incremental restructuring and related charges of approximately $2 million.
Operating margin for the three months ended December 31, 2025 was 9.9 percent compared to 6.6 percent in the prior year quarter. The Metal Cutting and Infrastructure segments had operating margins of 9.0 percent and 11.8 percent, respectively, for the three months ended December 31, 2025.
Uncertainties with respect to evolving global trade policies and tariffs have negatively affected the global economy. The Company's results of operations, cash flows and financial condition could be negatively impacted by a decrease in demand for our products or an inability to effectively mitigate tariff-related cost increases through pricing and sourcing strategies. These factors could also increase the potential for future impairment charges, including goodwill and other intangible asset impairments. We have executed tariff mitigation actions including the implementation of surcharges on certain product sales and, where appropriate, rerouted internal supply chains. The unmitigated net effect from increased tariffs was immaterial during the three months ended December 31, 2025.
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
For the three months ended December 31, 2025, earnings per diluted share (EPS) was $0.44 compared to EPS of $0.23 in the prior year quarter.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net cash flow provided by operating activities was $72.6 million during the six months ended December 31, 2025 compared to $100.9 million during the prior year period. Capital expenditures were $35.7 million and $44.0 million during the six months ended December 31, 2025 and 2024, respectively. During the six months ended December 31, 2025, the Company returned $40.5 million to shareholders through $10.1 million in share repurchases and $30.4 million in dividends. The Company has a long history of consistently paying dividends to shareholders since its listing on the New York Stock Exchange in 1967.

RESULTS OF CONTINUING OPERATIONS
SALES Sales for the three months ended December 31, 2025 were $529.5 million, an increase of $47.5 million, or 10 percent, from $482.1 million in the prior year quarter, reflecting organic sales growth of 10 percent and a favorable currency exchange effect of 1 percent, partially offset by a divestiture effect of 1 percent.
Sales for the six months ended December 31, 2025 were $1,027.5 million, an increase of $63.5 million, or 7 percent, from $964.0 million in the prior year period, reflecting organic sales growth of 7 percent and a favorable currency exchange effect of 1 percent, partially offset by a divestiture effect of 1 percent.

Our sales growth by end market and region are as follows:

	Three Months Ended December 31, 2025		Six Months Ended December 31, 2025
(in percentages)	As Reported	Constant Currency(1)	As Reported	Constant Currency(1)
End market sales growth:
Aerospace & Defense	26%	23%	24%	21%
Energy	1	4	—	3
General Engineering	8	8	4	4
Transportation	5	3	3	1
Earthworks	18	18	12	11
Regional sales growth:
Americas	13%	16%	8%	11%
Europe, the Middle East and Africa (EMEA)	7	2	6	1
Asia Pacific	7	9	3	4
(1) Constant currency excludes the effect of divestiture and currency exchange.
GROSS PROFIT Gross profit for the three months ended December 31, 2025 was $173.9 million, an increase of $28.8 million from $145.0 million in the prior year quarter. The increase was driven by the favorable timing of pricing compared to raw material costs of approximately $17 million within the Infrastructure segment, pricing and tariff surcharges within the Metal Cutting segment, higher sales and production volumes in the Metal Cutting segment, and incremental year-over-year restructuring savings. These factors were partially offset by higher compensation costs, tariffs and general inflation, and a prior year benefit from insurance proceeds of approximately $3 million that did not repeat in the current year. Gross profit margin for the three months ended December 31, 2025 was 32.8 percent, as compared to 30.1 percent in the prior year quarter.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Gross profit for the six months ended December 31, 2025 was $328.4 million, an increase of $32.4 million from $296.0 million in the prior year period. The increase was driven by the favorable timing of pricing compared to raw material costs within the Infrastructure segment of approximately $25 million, pricing and tariff surcharges within the Metal cutting segment, incremental year-over-year restructuring savings, and higher sales and production volumes in the Metal Cutting segment. These factors were partially offset by higher compensation costs, tariffs and general inflation, and a prior year benefit from insurance proceeds of approximately $7 million that did not repeat in the current year. Gross profit margin for the six months ended December 31, 2025 was 32.0 percent, as compared to 30.7 percent in the prior year period.
OPERATING EXPENSE Operating expense for the three months ended December 31, 2025 was $116.3 million compared to $109.3 million for the three months ended December 31, 2024. Operating expense for the six months ended December 31, 2025 was $229.3 million compared to $221.0 million for the six months ended December 31, 2024.
Research and development expenses included in operating expense totaled $10.3 million and $11.0 million for the three months ended December 31, 2025 and 2024, respectively, and $20.9 million and $22.1 million for the six months ended December 31, 2025 and 2024, respectively.
RESTRUCTURING AND OTHER CHARGES, NET In January 2025, we announced several actions to support the long-term competitiveness of the Company and to mitigate softer market conditions. Total restructuring and related charges for this program of $18.6 million, compared to a revised target of approximately $20 million, were recorded through December 31, 2025, consisting of $15.1 million in Metal Cutting and $3.6 million in Infrastructure. The Company substantially completed the closure of a facility in Greenfield, MA and the consolidation of facilities in Barcelona, Spain during 2025 as a part of these actions.
We recorded restructuring and related charges of $3.1 million for the three months ended December 31, 2025, which consisted of $2.1 million in Metal Cutting and $0.9 million in Infrastructure. Included in this amount were restructuring related charges of $0.5 million included in cost of goods sold. We recorded restructuring and related charges of $6.2 million for the six months ended December 31, 2025, which consisted of $5.4 million in Metal Cutting and $0.8 million in Infrastructure. Included in this amount were restructuring related charges of $2.1 million included in cost of goods sold.
We recorded restructuring and related charges of $1.4 million for the three months ended December 31, 2024, which consisted of $1.2 million in Metal Cutting and $0.2 million in Infrastructure. We recorded restructuring and related charges of $2.0 million for the six months ended December 31, 2024, which consisted of $1.8 million in Metal Cutting and $0.2 million in Infrastructure.
INTEREST EXPENSE Interest expense for the three months ended December 31, 2025 decreased to $6.1 million compared to $6.2 million for the three months ended December 31, 2024. Interest expense for the six months ended December 31, 2025 decreased to $12.3 million compared to $12.5 million for the six months ended December 31, 2024.
OTHER INCOME, NET Other income, net for the three months ended December 31, 2025 was $2.1 million compared to $1.5 million during the three months ended December 31, 2024. Other income, net for the six months ended December 31, 2025 was $4.4 million compared to $3.1 million during the six months ended December 31, 2024. The increase in other income was primarily due to foreign currency transaction gains including preferential exchange rates in Bolivia, partially offset by higher net periodic pension expense in the current year.
PROVISION FOR INCOME TAXES The effective income tax rates for the three months ended December 31, 2025 and 2024 were 27.7 percent and 29.4 percent, respectively. The year-over-year change is primarily due to favorable geographical mix which was partially offset by a charge recorded in the current year quarter for an income tax audit settlement in China and a benefit recorded in the prior year quarter for the advanced manufacturing production credit.
The effective income tax rates for the six months ended December 31, 2025 and 2024 were 27.4 and 27.1 percent, respectively. The year-over-year change is primarily due to a benefit recorded in the prior year period for interest received to resolve an income tax dispute in India, current year adjustments that include a tax rate change enacted in Germany and an income tax audit settlement in China, and favorable geographical mix.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA), which includes a broad range of tax reform provisions, was signed into law in the United States. We do not expect the OBBBA to have a material impact on our consolidated financial statements.

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
Our sales and operating income by segment are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2025	2024	2025	2024
Sales:
Metal Cutting	$331,059	$297,785	$641,684	$594,686
Infrastructure	198,466	184,266	385,815	369,313
Total sales	$529,525	$482,051	$1,027,499	$963,999
Operating income:
Metal Cutting	$29,758	$16,586	$51,322	$40,408
Infrastructure	23,402	15,612	40,042	28,347
Corporate	(499)	(531)	(1,143)	(1,062)
Total operating income	52,661	31,667	90,221	67,693
Interest expense	6,089	6,180	12,275	12,493
Other income, net	(2,097)	(1,477)	(4,418)	(3,136)
Income before income taxes	$48,669	$26,964	$82,364	$58,336

METAL CUTTING

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except operating margin)	2025	2024	2025	2024
Sales	$331,059	$297,785	$641,684	$594,686
Operating income	29,758	16,586	51,322	40,408
Operating margin	9.0%	5.6%	8.0%	6.8%

	Three Months Ended December 31, 2025	Six Months Ended December 31, 2025
(in percentages)
Organic sales growth	9%	6%
Foreign currency exchange effect(1)	2	2
Business days effect(4)	—	—
Sales growth	11%	8%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Three Months Ended December 31, 2025		Six Months Ended December 31, 2025
(in percentages)	As Reported	Constant Currency(1)	As Reported	Constant Currency(1)
End market sales growth:
Aerospace & Defense	22%	19%	20%	18%
Energy	15	11	15	12
Transportation	5	3	3	1
General Engineering	11	9	6	5
Regional sales growth:
Americas	15%	15%	11%	10%
EMEA	9	3	7	2
Asia Pacific	6	9	2	4
(1) Constant currency excludes the effect of divestiture and currency exchange.
For the three months ended December 31, 2025, Metal Cutting sales increased 11 percent compared to the prior year quarter. The increase was driven by an organic sales growth of 9 percent and a favorable currency exchange effect of 2 percent. Sales in the Aerospace & Defense end market increased as a result of improved build rates in the Americas, easing supply chain pressures in EMEA and our global strategic focus. Energy end market sales increased in all regions and primarily in the Americas due to data center power generation initiatives. General Engineering end market sales increased primarily due to order timing within the indirect channel and pricing. Transportation end market sales increased due to internal combustion engine and transmission wins in the Americas and pricing.
On a regional basis, sales in the Americas, EMEA and Asia Pacific increased across all end markets. Sales increased in the Americas primarily as a result of General Engineering and Aerospace & Defense. Sales growth in EMEA was driven primarily by Aerospace & Defense. Sales in Asia Pacific increased primarily due to General Engineering and Aerospace & Defense.
For the three months ended December 31, 2025, Metal Cutting operating income was $29.8 million compared to $16.6 million in the prior year quarter. The increase in operating income was driven by pricing and tariff surcharges, higher sales and production volumes and incremental year-over-year restructuring savings of approximately $6 million, partially offset by higher compensation costs, and tariffs and general inflation.
For the six months ended December 31, 2025, Metal Cutting sales increased 8 percent compared to the prior year period. The increase was driven by an organic sales growth of 6 percent and a favorable currency exchange effect of 2 percent. Aerospace & Defense end market sales increased as a result of improved build rates in the Americas, easing supply chain pressures in EMEA and our global strategic focus. Energy end market sales increased in the Americas and Asia Pacific primarily due to our strategic focus. Sales in the General Engineering end market increased primarily due to order timing within the indirect channel and pricing. Transportation end market sales increased primarily in the Americas due to light vehicle production and pricing as well as favorable currency exchange, the effects of which were partially offset by declines in Asia Pacific due to project timing and EMEA due to a decline in vehicle production.
On a regional basis, sales in the Americas increased across all end markets. Sales increased in EMEA primarily due to Aerospace and Defense and favorable currency exchange. Sales in Asia Pacific increased primarily due to General Engineering and Aerospace and Defense, partially offset by a decline in Transportation and unfavorable currency exchange.
For the six months ended December 31, 2025, Metal Cutting operating income was $51.3 million compared to $40.4 million in the prior year period. The increase in operating income was primarily due to pricing and tariff surcharges, incremental year-over-year restructuring savings of approximately $12 million, and higher sales and production volumes, partially offset by higher compensation costs, tariffs and general inflation, and an increase in incremental restructuring and related charges of approximately $4 million.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INFRASTRUCTURE

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2025	2024	2025	2024
Sales	$198,466	$184,266	$385,815	$369,313
Operating income	23,402	15,612	40,042	28,347
Operating margin	11.8%	8.5%	10.4%	7.7%

	Three Months Ended December 31, 2025	Six Months Ended December 31, 2025
(in percentages)
Organic sales growth	11%	7%
Foreign currency exchange effect(1)	1	1
Business days effect(4)	—	—
Divestiture effect(3)	(4)	(4)
Sales growth	8%	4%

	Three Months Ended December 31, 2025		Six Months Ended December 31, 2025
(in percentages)	As Reported	Constant Currency(1)	As Reported	Constant Currency(1)
End market sales growth (decline):
Aerospace & Defense	37%	33%	34%	30%
Energy	(6)	—	(7)	(2)
General Engineering	(1)	5	(3)	3
Earthworks	18	18	12	11
Regional sales growth (decline):
Americas	9%	17%	5%	12%
EMEA	4	(1)	3	(2)
Asia Pacific	7	8	3	4
(1) Constant currency excludes the effect of divestiture and currency exchange.
For the three months ended December 31, 2025, Infrastructure sales increased 8 percent from the prior year quarter. The increase was driven by an organic sales growth of 11 percent and a favorable currency exchange effect of 1 percent, partially offset by a divestiture effect of 4 percent. Aerospace & Defense end market sales increased primarily in the Americas as a result of the execution of our growth initiatives and project timing. Earthworks end market sales increased as a result of share gains in mining and higher global construction volumes due to buy-ahead and share gains. Sales in the General Engineering end market increased in the Americas and Asia Pacific due to pricing, share gains, project timing and buy-ahead, partially offset by the effect of a divestiture and a decline in EMEA due to lower ceramics sales. Energy end market sales increased in the Americas due to pricing, which was offset by the effect of a divestiture, declines in EMEA and Asia Pacific from softer market conditions and order timing, and unfavorable currency exchange.
On a regional basis, sales in the Americas increased in all end markets, partially offset by the effect of a divestiture. Sales in EMEA decreased due to a decline in General Engineering, the effect of which was more than offset by favorable currency exchange and sales in Earthworks. Sales in Asia Pacific increased primarily due to General Engineering and Earthworks.
For the three months ended December 31, 2025, Infrastructure operating income was $23.4 million compared to $15.6 million in the prior year quarter. The increase in operating income was driven by the favorable timing of pricing compared to raw material costs of approximately $17 million, and incremental year-over-year restructuring savings of approximately $2 million. These factors were partially offset by higher compensation costs, a prior year benefit from net insurance proceeds of approximately $3 million that did not repeat in the current year and general inflation.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the six months ended December 31, 2025, Infrastructure sales increased 4 percent from the prior year period. The increase was driven by an organic sales growth of 7 percent and a favorable currency exchange effect of 1 percent, partially offset by a divestiture effect of 4 percent. Aerospace & Defense end market sales increased in the Americas and EMEA as a result of the execution of our growth initiatives and project timing. Earthworks end market sales increased as a result of share gains in mining and higher global construction volumes due to buy-ahead and share gains. Sales in the General Engineering end market increased in the Americas and Asia Pacific due to pricing, share gains and project timing, partially offset by the effect of a divestiture and a decline in EMEA due to lower ceramics sales. Energy end market sales decreased in the Americas primarily due to the effect of a divestiture, and in EMEA and Asia Pacific due to softer market conditions and order timing.
On a regional basis, sales in the Americas increased in all end markets, partially offset by the effect of a divestiture. Sales in EMEA decreased due to General Engineering, the effect of which was more than offset by favorable currency exchange and sales in Earthworks. Sales in Asia Pacific increased primarily due to General Engineering.
For the six months ended December 31, 2025, Infrastructure operating income was $40.0 million compared to $28.3 million in the prior year period. The increase in operating income was driven by the favorable timing of pricing compared to raw material costs of approximately $25 million, and incremental year-over-year restructuring savings of approximately $4 million. These factors were partially offset by higher compensation costs, a prior year benefit from net insurance proceeds of approximately $7 million that did not repeat in the current year and general inflation.

CORPORATE

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2025	2024	2025	2024
Corporate expense	$(499)	$(531)	$(1,143)	$(1,062)
For the three months ended December 31, 2025, Corporate expense decreased by an immaterial amount from the prior year quarter. For the six months ended December 31, 2025, Corporate expense increased by $0.1 million from the prior year quarter.

LIQUIDITY AND CAPITAL RESOURCES
Cash flow from operations is the primary source of funding for our capital expenditures. For the six months ended December 31, 2025, cash flow provided by operating activities was $72.6 million.
During the three months ended December 31, 2025, we entered into the Seventh Amended and Restated Credit Agreement dated as of November 17, 2025 ( the Credit Agreement). The Credit Agreement is a five-year, multi-currency, revolving credit facility, which we use to augment cash from operations and as an additional source of funds. The Credit Agreement allows for borrowings in U.S. dollars, Canadian dollars, euros, pounds sterling and Japanese yen. Interest payable under the Credit Agreement is based upon the type of borrowing under the facility and may be (1) Euro Interbank Offered Rate (EURIBOR), Sterling Overnight Index Average (SONIA), Canadian Overnight Repo Rate Average (CORRA), Tokyo Interbank Offered Rate (TIBOR) and Secured Overnight Financing Rate (SOFR) for any borrowings in euros, pounds sterling, Canadian dollars, yen and U.S. dollars, respectively, plus an applicable margin, (2) the greater of the prime rate or the Federal Funds effective rate plus an applicable margin, or (3) fixed as negotiated by us. The Credit Agreement matures in November 2030.
The Credit Agreement requires us to comply with various restrictive and affirmative covenants, including one financial covenant: a maximum leverage ratio where debt, net of domestic cash and sixty percent of the unrestricted cash held outside of the United States, must be less than or equal to 3.75 times trailing twelve months EBITDA, adjusted for certain non-cash expenses.
As of December 31, 2025, we were in compliance with all the covenants of the Credit Agreement, and there were no borrowings outstanding and $650.0 million of additional availability. There were no borrowings outstanding as of June 30, 2025.
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

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

At December 31, 2025, cash and cash equivalents were $129.3 million. Total Kennametal shareholders' equity was $1,315.0 million and total debt was $598.6 million. Our current senior credit ratings are at investment grade levels. We believe that our current financial position, liquidity and credit ratings provide us access to the capital markets. We believe that we have sufficient resources available to meet cash requirements for the next 12 months. We continue to closely monitor our liquidity position and the condition of the capital markets, as well as the counterparty risk of our credit providers. There have been no material changes in our contractual obligations and commitments since June 30, 2025.
Share Repurchase Program In February 2024, the Board of Directors of the Company authorized the Company to purchase up to $200 million of the Company's common stock over a three-year period. During the three and six months ended December 31, 2025, the Company repurchased an immaterial amount and $10 million, respectively, of Kennametal common stock. Inception-to-date the Company has repurchased $70 million of Kennametal common stock under the $200 million three-year program.
Dividends During the six months ended December 31, 2025, the Company paid a total of $30.4 million in dividends to Kennametal Shareholders.
Cash Flow Provided by Operating Activities
During the six months ended December 31, 2025, cash flow provided by operating activities was $72.6 million, compared to $100.9 million for the prior year period. Cash flow provided by operating activities for the current year period consisted of net income and non-cash items amounting to an inflow of $149.8 million and changes in certain assets and liabilities netting to an outflow of $77.2 million. Contributing to the changes in certain assets and liabilities were an increase in inventories of $84.1 million and an increase in other, primarily prepaid assets, of $17.5 million. Partially offsetting these cash outflows was an increase in accounts payable and accrued liabilities of $14.7 million and a decrease in accounts receivable of $7.8 million.
During the six months ended December 31, 2024, cash flow provided by operating activities was $100.9 million and consisted of net income and non-cash items amounting to an inflow of $118.7 million and changes in certain assets and liabilities netting to an outflow of $17.8 million. Contributing to the changes in certain assets and liabilities were an increase in inventories of $30.7 million and a decrease in accounts payable and accrued liabilities of $27.2 million. Partially offsetting these cash outflows was a decrease in accounts receivable of $43.2 million.
Cash Flow Used in Investing Activities
Cash flow used in investing activities was $33.8 million for the six months ended December 31, 2025, compared to $36.6 million for the prior year period. During the current year period, cash flow used in investing activities included capital expenditures of $35.7 million, which consisted primarily of equipment upgrades.
Cash flow used in investing activities was $36.6 million for the six months ended December 31, 2024, including capital expenditures of $44.0 million, which consisted primarily of equipment upgrades, partially offset by proceeds from insurance recoveries of $7.2 million.
Cash Flow Used in Financing Activities
Cash flow used in financing activities was $49.6 million for the six months ended December 31, 2025 compared to $68.0 million in the prior year period. During the current year period, cash flow used in financing activities primarily included $30.4 million of cash dividends paid to Kennametal Shareholders, $10.1 million in common shares repurchased and $7.7 million of the effect of employee benefit and stock plans and dividend reinvestment.
Cash flow used in financing activities was $68.0 million for the six months ended December 31, 2024 and primarily included $31.1 million of cash dividends paid to Kennametal Shareholders, $30.1 million in common shares repurchased and $6.2 million of the effect of employee benefit and stock plans and dividend reinvestment.

FINANCIAL CONDITION
Working capital was $681.9 million at December 31, 2025, an increase of $65.0 million from $616.9 million at June 30, 2025. The increase in working capital was primarily driven by an increase in inventories of $83.7 million resulting from rising tungsten prices, an increase in other current assets of $16.7 million, which consisted primarily of prepaid assets, a decrease of accrued expenses of $8.9 million and a decrease in other current liabilities of $5.7 million, partially offset by an increase in accounts payable of $24.5 million, a decrease in cash and cash equivalents of $11.2 million, a decrease in accounts receivable of $7.2 million and an increase in accrued income taxes of $6.6 million. Currency exchange rate effects decreased working capital by a total of approximately $0.9 million, the effects of which are included in the aforementioned changes.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Property, plant and equipment, net decreased $38.6 million from $919.9 million at June 30, 2025 to $881.3 million at December 31, 2025, primarily due to depreciation expense of $64.7 million, partially offset by net capital additions of $34.1 million and currency exchange effects of $0.8 million.
At December 31, 2025, total other assets were $593.0 million, an increase of $6.7 million from $586.2 million at June 30, 2025. The increase was primarily due to an increase in other of $11.7 million, which consisted primarily of pension assets and long-term prepaid assets, partially offset by amortization of intangibles of $4.8 million. Currency exchange rate effects were approximately $0.5 million, the effects of which are included in the aforementioned changes.
Kennametal Shareholders' equity was $1,315.0 million at December 31, 2025, an increase of $31.1 million from $1,284.0 million at June 30, 2025. The increase was primarily due to net income attributable to Kennametal of $57.2 million, capital stock issued under employee benefit and stock plans of $7.3 million and other comprehensive income attributable to Kennametal of $4.9 million, partially offset by cash dividends paid to Kennametal Shareholders of $30.4 million and the repurchase of capital stock of $10.1 million primarily under the share repurchase program.

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

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Reconciliations of organic sales growth to sales growth are as follows:

Three Months Ended December 31, 2025	Metal Cutting	Infrastructure	Total
Organic sales growth	9%	11%	10%
Foreign currency exchange effect(2)	2	1	1
Business days effect(5)	—	—	—
Divestiture effect(4)	—	(4)	(1)
Sales growth	11%	8%	10%

Six Months Ended December 31, 2025	Metal Cutting	Infrastructure	Total
Organic sales growth	6%	7%	7%
Foreign currency exchange effect(2)	2	1	1
Business days effect(5)	—	—	—
Divestiture effect(4)	—	(4)	(1)
Sales growth	8%	4%	7%

Reconciliations of constant currency end market sales growth (decline) to end market sales growth (decline)(2) are as follows:

Metal Cutting
Three Months Ended December 31, 2025	General Engineering	Transportation	Aerospace & Defense	Energy
Constant currency end market sales growth	9%	3%	19%	11%
Foreign currency exchange effect(2)	2	2	3	4
End market sales growth(3)	11%	5%	22%	15%

Infrastructure
Three Months Ended December 31, 2025	Energy	Earthworks	General Engineering	Aerospace & Defense
Constant currency end market sales growth	—%	18%	5%	33%
Foreign currency exchange effect(2)	—	—	1	5
Divestiture effect(4)	(6)	—	(7)	(1)
End market sales (decline) growth(3)	(6)%	18%	(1)%	37%

Total
Three Months Ended December 31, 2025	General Engineering	Transportation	Aerospace & Defense	Energy	Earthworks
Constant currency end market sales growth	8%	3%	23%	4%	18%
Foreign currency exchange effect(2)	2	2	3	1	—
Divestiture effect(4)	(2)	—	—	(4)	—
End market sales growth(3)	8%	5%	26%	1%	18%

Metal Cutting
Six Months Ended December 31, 2025	General Engineering	Transportation	Aerospace & Defense	Energy
Constant currency end market sales growth	5%	1%	18%	12%
Foreign currency exchange effect(2)	1	2	2	3
End market sales growth(3)	6%	3%	20%	15%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Infrastructure
Six Months Ended December 31, 2025	Energy	Earthworks	General Engineering	Aerospace & Defense
Constant currency end market sales (decline) growth	(2)%	11%	3%	30%
Foreign currency exchange effect(2)	—	1	1	5
Divestiture effect(4)	(5)	—	(7)	(1)
End market sales (decline) growth(3)	(7)%	12%	(3)%	34%

Total
Six Months Ended December 31, 2025	General Engineering	Transportation	Aerospace & Defense	Energy	Earthworks
Constant currency end market sales growth	4%	1%	21%	3%	11%
Foreign currency exchange effect(2)	2	2	3	1	1
Divestiture effect(4)	(2)	—	—	(4)	—
End market sales growth(3)	4%	3%	24%	—%	12%
Reconciliations of constant currency regional sales growth (decline) to reported regional sales growth (decline) (3) are as follows:

	Three Months Ended December 31, 2025			Six Months Ended December 31, 2025
	Americas	EMEA	Asia Pacific	Americas	EMEA	Asia Pacific
Metal Cutting
Constant currency regional sales growth	15%	3%	9%	10%	2%	4%
Foreign currency exchange effect(2)	—	6	(3)	1	5	(2)
Regional sales growth(6)	15%	9%	6%	11%	7%	2%

Infrastructure
Constant currency regional sales growth (decline)	17%	(1)%	8%	12%	(2)%	4%
Foreign currency exchange effect(2)	—	5	(1)	—	5	(1)
Divestiture effect(4)	(8)	—	—	(7)	—	—
Regional sales growth(6)	9%	4%	7%	5%	3%	3%

Total
Constant currency regional sales growth	16%	2%	9%	11%	1%	4%
Foreign currency exchange effect(2)	1	5	(2)	—	5	(1)
Divestiture effect(4)	(4)	—	—	(3)	—	—
Regional sales growth(6)	13%	7%	7%	8%	6%	3%
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

ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls' stated goals. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance at December 31, 2025 that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
In the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 through October 31, 2025	4,138	$21.01	—	$130,000,000
November 1 through November 30, 2025	7,379	23.03	—	130,000,000
December 1 through December 31, 2025	34,522	28.79	—	130,000,000
Total	46,039	$27.17	—

(1)During the current period, 1,435 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program. Also, during the current period employees delivered 44,604 shares of restricted stock to Kennametal, upon vesting, to satisfy tax withholding requirements.
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
(4)Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income for the three and six months ended December 31, 2025 and 2024, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended December 31, 2025 and 2024, (iii) the Condensed Consolidated Balance Sheets at December 31, 2025 and June 30, 2025, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2025 and 2024 and (v) Notes to Condensed Consolidated Financial Statements for the three and six months ended December 31, 2025 and 2024.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNAMETAL INC.

Date:	February 4, 2026	By:	/s/ John W. Witt
John W. Witt Vice President Finance and Corporate Controller