Form 10-Q
period 2026-03-31
KENNAMETAL INC
filed 2026-05-06
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2026
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

As of April 30, 2026, 76,210,103 shares of the Registrant’s Capital Stock, par value $1.25 per share, were outstanding.

KENNAMETAL INC.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2026

FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements that do not relate strictly to historical or current facts. You can identify forward-looking statements by words such as “should,” “anticipate,” “estimate,” “approximate,” “expect,” “may,” “will,” “project,” “intend,” “plan,” “believe” and other words of similar meaning and expression in connection with any discussion of future operating or financial performance or events. We have also included forward-looking statements in this Quarterly Report on Form 10-Q concerning, among other things, our strategy, goals, plans and projections regarding our financial position, liquidity and capital resources, results of operations, market position and product development. These statements are based on current estimates that involve inherent risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should the assumptions underlying the forward-looking statements prove incorrect, our actual results could vary materially from our current expectations. There are a number of factors that could cause our actual results to differ from those indicated in the forward-looking statements. They include: uncertainties related to changes in macroeconomic and/or global conditions, including as a result of increased inflation, tariffs, and Russia's invasion of Ukraine and the resulting sanctions on Russia; the conflicts in the Middle East; economic recession; our ability to achieve all anticipated benefits of restructuring initiatives; Commercial Excellence growth initiatives and Operational Excellence initiatives; our foreign operations and international markets, including factors such as currency exchange rates, different regulatory environments, trade barriers, exchange controls, and social and political instability, including the conflicts in Ukraine and the Middle East; changes in the regulatory environment in which we operate, including environmental, health and safety regulations; potential for future goodwill and other intangible asset impairment charges; our ability to protect and defend our intellectual property; continuity of information technology infrastructure; competition; our ability to retain our management and employees; demands on management resources; availability and cost of the raw materials we use to manufacture our products, including tungsten; product liability claims; integrating acquisitions and achieving the expected savings and synergies; global or regional catastrophic events; demand for and market acceptance of our products; business divestitures; energy costs; commodity prices; labor relations; and implementation of environmental remediation matters. We provide additional information about many of the specific risks we face in the “Risk Factors” section of our Annual Report on Form 10-K and in other periodic reports we file from time to time with the Securities and Exchange Commission. We can give no assurance that any goal or plan set forth in our forward-looking statements will be achieved and readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. Except as required by law, we do not intend to release publicly any revisions to forward-looking statements as a result of future events or developments.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands, except per share amounts)	2026	2025	2026	2025
Sales	$592,585	$486,399	$1,620,084	$1,450,398
Cost of goods sold	384,607	330,034	1,083,686	997,993
Gross profit	207,978	156,365	536,398	452,405
Operating expense	124,046	104,013	353,377	324,975
Restructuring and other charges, net (Note 6)	2,115	5,589	6,232	7,535
Amortization of intangibles	2,387	2,703	7,138	8,142
Operating income	79,430	44,060	169,651	111,753
Interest expense	6,264	6,213	18,539	18,705
Other income, net	(6,546)	(5,454)	(10,964)	(8,589)
Income before income taxes	79,712	43,301	162,076	101,637
Provision for income taxes	18,589	10,219	41,124	26,052
Net income	61,123	33,082	120,952	75,585
Less: Net income attributable to noncontrolling interests	2,894	1,600	5,540	4,052
Net income attributable to Kennametal	$58,229	$31,482	$115,412	$71,533
PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL SHAREHOLDERS
Basic earnings per share	$0.76	$0.41	$1.51	$0.92
Diluted earnings per share	$0.75	$0.41	$1.49	$0.91
Basic weighted average shares outstanding	76,264	77,037	76,195	77,614
Diluted weighted average shares outstanding	77,758	77,651	77,231	78,208

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2026	2025	2026	2025
Net income	$61,123	$33,082	$120,952	$75,585
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on derivatives designated and qualified as cash flow hedges	(1)	(258)	(197)	827
Reclassification of unrealized gain on derivatives designated and qualified as cash flow hedges	(179)	(768)	(366)	(1,160)
Unrecognized net pension and other postretirement benefit plans gain (loss)	881	(1,502)	1,393	(886)
Reclassification of net pension and other postretirement benefit plans loss	2,162	1,552	6,684	5,277
Foreign currency translation adjustments	(16,551)	22,880	(16,818)	919
Total other comprehensive (loss) income, net of tax	(13,688)	21,904	(9,304)	4,977
Total comprehensive income	47,435	54,986	111,648	80,562
Less: comprehensive income attributable to noncontrolling interests	1,330	2,246	3,281	3,643
Comprehensive income attributable to Kennametal Shareholders	$46,105	$52,740	$108,367	$76,919
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)	March 31, 2026	June 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$106,850	$140,540
Accounts receivable, less allowance for doubtful accounts of $8,589 and $8,819, respectively	334,429	295,401
Inventories (Note 9)	747,346	538,237
Other current assets	89,452	65,092
Total current assets	1,278,077	1,039,270
Property, plant and equipment:
Land and buildings	438,083	440,187
Machinery and equipment	2,013,275	2,058,497
Less accumulated depreciation	(1,593,447)	(1,578,770)
Property, plant and equipment, net	857,911	919,914
Other assets:
Goodwill (Note 17)	280,265	282,726
Other intangible assets, less accumulated amortization of $182,564 and $175,501, respectively (Note 17)	59,966	67,209
Operating lease right-of-use assets	44,973	45,221
Deferred income taxes	89,301	90,473
Other	120,254	100,599
Total other assets	594,759	586,228
Total assets	$2,730,747	$2,545,412
LIABILITIES
Current liabilities:
Revolving and other lines of credit and notes payable (Note 11)	$16,750	$977
Current operating lease liabilities	11,795	12,187
Accounts payable	263,068	195,929
Accrued income taxes	10,162	8,546
Accrued expenses	62,974	55,584
Other current liabilities	171,320	149,106
Total current liabilities	536,069	422,329
Long-term debt, less current maturities (Note 10)	597,394	596,788
Operating lease liabilities	33,629	33,408
Deferred income taxes	30,478	32,609
Accrued pension and postretirement benefits	111,268	112,715
Accrued income taxes	2,674	1,936
Other liabilities	20,863	20,979
Total liabilities	1,332,375	1,220,764
Commitments and contingencies (Note 18)
EQUITY (Note 15)
Kennametal Shareholders’ Equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 76,209 and 76,012 shares issued, respectively	95,262	95,015
Additional paid-in capital	381,648	373,902
Retained earnings	1,271,562	1,201,755
Accumulated other comprehensive loss	(393,738)	(386,693)
Total Kennametal Shareholders’ Equity	1,354,734	1,283,979
Noncontrolling interests	43,638	40,669
Total equity	1,398,372	1,324,648
Total liabilities and equity	$2,730,747	$2,545,412
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Nine Months Ended March 31,
(in thousands)	2026	2025
OPERATING ACTIVITIES
Net income	$120,952	$75,585
Adjustments to reconcile to cash from operations:
Depreciation	100,441	93,279
Amortization	7,138	8,142
Stock-based compensation expense	26,015	18,329
Restructuring and other charges, net (Note 6)	6,232	7,535
Deferred income taxes	(2,394)	(1,917)
Gain on insurance recoveries	—	(7,500)
Other	1,976	817
Changes in certain assets and liabilities:
Accounts receivable	(42,512)	10,516
Inventories	(215,973)	(41,269)
Other current assets	(25,328)	(1,398)
Accounts payable and accrued liabilities	101,717	(14,140)
Accrued income taxes	2,723	(11,668)
Accrued pension and postretirement benefits	(840)	(5,023)
Other	(10,466)	(1,558)
Net cash flow provided by operating activities	69,681	129,730
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(53,680)	(67,506)
Disposals of property, plant and equipment	1,662	460
Proceeds from insurance recoveries	—	7,193
Other	391	(202)
Net cash flow used in investing activities	(51,627)	(60,055)
FINANCING ACTIVITIES
Net increase in notes payable	360	944
Net increase in revolving and other lines of credit	15,300	10,200
Purchase of capital stock	(10,068)	(55,081)
The effect of employee benefit and stock plans and dividend reinvestment	(7,954)	(6,570)
Cash dividends paid to Shareholders	(45,605)	(46,604)
Other	(2,181)	(915)
Net cash flow used in financing activities	(50,148)	(98,026)
Effect of exchange rate changes on cash and cash equivalents	(1,596)	(2,153)
CASH AND CASH EQUIVALENTS
Net decrease in cash and cash equivalents	(33,690)	(30,504)
Cash and cash equivalents, beginning of period	140,540	127,971
Cash and cash equivalents, end of period	$106,850	$97,467
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.BASIS OF PRESENTATION
The condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q, which include our accounts and those of our subsidiaries in which we have a controlling interest, should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (the “2025 Annual Report”). The condensed consolidated balance sheet as of June 30, 2025 was derived from the audited balance sheet included in our 2025 Annual Report. The interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal recurring adjustments. The results for the nine months ended March 31, 2026 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2026 is to the fiscal year ending June 30, 2026. When used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, the terms “the Company,” “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.

2.SUPPLEMENTAL CASH FLOW DISCLOSURES

	Nine Months Ended March 31,
(in thousands)	2026	2025
Cash paid during the period for:
Interest	$16,899	$17,090
Income taxes	40,795	39,636
Supplemental disclosure of non-cash information:
Changes in accounts payable related to purchases of property, plant and equipment	(6,012)	(346)

3.     SUPPLIER FINANCE PROGRAM
We have a supplier finance program managed through two global financial institutions under which we agree to pay the financial institutions the stated amount of confirmed invoices from our participating suppliers on the invoice due date. We, or the global financial institutions, may terminate our agreements at any time upon 30 days written notice. We do not provide any forms of guarantees under these agreements. Supplier participation in the program is solely up to the supplier. We have no economic interest in a supplier’s decision to participate in the program, and their participation has no bearing on our payment terms or amounts due. The payment terms that we have with our suppliers under this program are considered commercially reasonable. As of March 31, 2026 and June 30, 2025, the obligations outstanding that the Company has confirmed as valid to the financial institutions under the program were $27.5 million and $17.3 million, respectively, and were recorded within trade accounts payable.

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
Level 3: Inputs that are unobservable.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of March 31, 2026, the fair values of our financial assets and financial liabilities are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$118	$—	$118
Total assets at fair value	$—	$118	$—	$118

Liabilities:
Derivatives (1)	$—	$26	$—	$26
Total liabilities at fair value	$—	$26	$—	$26

As of June 30, 2025, the fair values of our financial assets and financial liabilities are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$88	$—	$88
Total assets at fair value	$—	$88	$—	$88

Liabilities:
Derivatives (1)	$—	$81	$—	$81
Total liabilities at fair value	$—	$81	$—	$81
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
The fair value of derivatives designated and not designated as hedging instruments in the condensed consolidated balance sheets are as follows:

(in thousands)	March 31, 2026	June 30, 2025
Derivatives designated as hedging instruments
Other current assets - range forward contracts	$4	$—
Other current liabilities - range forward contracts	—	(9)
Total derivatives designated as hedging instruments	4	(9)
Derivatives not designated as hedging instruments
Other current assets - currency forward contracts	$114	$88
Other current liabilities - currency forward contracts	(26)	(72)
Total derivatives not designated as hedging instruments	88	16
Total derivatives	$92	$7

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

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2026	2025	2026	2025
Other income, net	$9	$(56)	$(11)	$(68)

CASH FLOW HEDGES
Range forward contracts (a transaction where both a put option is purchased and a call option is sold) are designated as cash flow hedges and hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts are recorded in accumulated other comprehensive loss and are recognized as a component of cost of goods sold when the underlying sale of products or services is recognized into earnings. The notional amount of the contracts translated into U.S. dollars at March 31, 2026 and June 30, 2025 was $1.2 million and $4.7 million, respectively. The time value component of the fair value of range forward contracts is excluded from the assessment of hedge effectiveness.
The following represents (losses) gains, net of tax, related to cash flow hedges:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2026	2025	2026	2025
Unrealized (loss) gain recognized in other comprehensive income	$(1)	$(258)	$(197)	$827
No portion of the gains or losses recognized in earnings was due to ineffectiveness and no amounts were excluded from our effectiveness testing for the three and nine months ended March 31, 2026 and 2025.

NET INVESTMENT HEDGES
As of March 31, 2026, we had certain foreign currency-denominated intercompany loans payable with total aggregate principal amounts of ¥240.2 million and €21.2 million, designated as net investment hedges to hedge the foreign exchange exposure of our net investment in our China-based and Euro-based subsidiaries, respectively. As of June 30, 2025, we had ¥82.3 million foreign currency-denominated intercompany loans payable designated as net investment hedges to hedge the foreign exchange exposure of our net investment in our China-based subsidiaries. A loss of $0.1 million and a loss of $1.2 million were recorded as a component of foreign currency translation adjustments in other comprehensive income (loss) for the three months ended March 31, 2026 and 2025, respectively. A loss of $0.7 million and a loss of $0.6 million were recorded as a component of foreign currency translation adjustments in other comprehensive income (loss) for the nine months ended March 31, 2026 and 2025, respectively.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of March 31, 2026, the foreign currency-denominated intercompany loans payable designated as net investment hedges consisted of:

Instrument	Notional (EUR and CNY in thousands)(2)	Notional (USD in thousands)(2)	Maturity
Foreign currency-denominated intercompany loan payable	€10,117	$11,638	June 2026
Foreign currency-denominated intercompany loan payable	€6,027	$6,934	June 2026
Foreign currency-denominated intercompany loan payable	€5,038	$5,796	June 2026
Foreign currency-denominated intercompany loan payable	¥84,155	$12,199	September 2026
Foreign currency-denominated intercompany loan payable	¥86,954	$12,605	January 2027
Foreign currency-denominated intercompany loan payable	¥69,134	$10,022	February 2027
(2) Includes principal and accrued interest.

6.    RESTRUCTURING AND OTHER CHARGES, NET
In January 2025, we announced several actions to support the long-term competitiveness of the Company and to mitigate softer market conditions. Total restructuring and related charges for this program of $22.0 million, compared to a target of approximately $20 million, were recorded through March 31, 2026, consisting of $16.6 million in Metal Cutting and $5.5 million in Infrastructure. The Company substantially completed the closure of a facility in Greenfield, MA and the consolidation of facilities in Barcelona, Spain during 2025 as a part of these actions.
We recorded restructuring and related charges of $2.4 million for the three months ended March 31, 2026, which consisted of $1.9 million in Metal Cutting and $0.4 million in Infrastructure. Included in this amount were restructuring related charges of $0.3 million included in cost of goods sold. We recorded restructuring and related charges of $8.6 million for the nine months ended March 31, 2026, which consisted of $7.4 million in Metal Cutting and $1.3 million in Infrastructure. Included in this amount were restructuring related charges of $2.4 million included in cost of goods sold.
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
As of March 31, 2026, $7.6 million and $2.3 million of the restructuring accrual was recorded in other current liabilities and other liabilities, respectively, in our condensed consolidated balance sheet. As of June 30, 2025, $11.0 million and $2.4 million of the restructuring accrual was recorded in other current liabilities and other liabilities, respectively. The amounts are as follows:

(in thousands)	June 30, 2025	Expense	Asset Write-Down	Translation	Cash Expenditures	March 31, 2026
Severance	$13,394	$5,567	$—	$(126)	$(8,928)	$9,907
Facilities	—	665	(665)	—	—	—
Total	$13,394	$6,232	$(665)	$(126)	$(8,928)	$9,907

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.    STOCK-BASED COMPENSATION
Stock Options
Changes in our stock options for the nine months ended March 31, 2026 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding, June 30, 2025	101,947	$30.20
Exercised	(14,000)	20.87
Lapsed or forfeited	(87,947)	31.69
Options outstanding, March 31, 2026	—	$—	0.0	$—
Options vested, March 31, 2026	—	$—	0.0	$—
Options exercisable, March 31, 2026	—	$—	0.0	$—
As of June 30, 2025, there was no unrecognized compensation cost related to options outstanding, and all options were fully vested. As of March 31, 2026, there were no options outstanding.
There was no cash received from the exercise of options during the nine months ended March 31, 2026 and 2025. The total intrinsic value of options exercised during the nine months ended March 31, 2026 and 2025 was $0.3 million and zero.
Restricted Stock Units – Performance Vesting and Time Vesting
Changes in our performance vesting and time vesting restricted stock units for the nine months ended March 31, 2026 were as follows:

	Performance Vesting Stock Units	Performance Vesting Weighted Average Fair Value	Time Vesting Stock Units	Time Vesting Weighted Average Fair Value
Unvested, June 30, 2025	568,332	$24.76	1,197,215	$25.50
Granted	365,215	21.04	1,165,467	21.15
Vested	(244,574)	27.15	(676,096)	25.53
Performance metric adjustments, net	(38,930)	26.28	—	—
Forfeited	(4,805)	23.09	(38,716)	23.35
Unvested, March 31, 2026	645,238	$21.66	1,647,870	$22.47
During the nine months ended March 31, 2026 and 2025, compensation expense related to time vesting and performance vesting restricted stock units was $24.7 million and $17.1 million, respectively. Performance vesting stock units were adjusted by 38,930 units during the nine months ended March 31, 2026 related to the fiscal 2025 performance year. As of March 31, 2026, the total unrecognized compensation cost related to unvested time vesting and performance vesting restricted stock units was $31.4 million and is expected to be recognized over a weighted average period of 1.6 years.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.    PENSION AND OTHER POSTRETIREMENT BENEFITS
The table below summarizes the components of net periodic pension expense:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2026	2025	2026	2025
Service cost	$278	$221	$830	$678
Interest cost	8,145	8,441	24,389	25,460
Expected return on plan assets	(9,577)	(10,629)	(28,705)	(31,964)
Amortization of prior service credit	(5)	(1)	(13)	(6)
Recognition of actuarial loss	2,929	2,082	8,768	6,292
Settlement	—	—	—	836
Net periodic pension expense	$1,770	$114	$5,269	$1,296
During fiscal 2025, the Company completed the wind-up of its Canadian defined benefit pension plans and recorded a settlement charge of $0.8 million.
The table below summarizes the components of net periodic other postretirement benefit cost:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2026	2025	2026	2025
Interest cost	$87	$98	$262	$294
Amortization of prior service credit	(63)	(64)	(190)	(190)
Recognition of actuarial loss	31	35	93	104
Net periodic other postretirement benefit cost	$55	$69	$165	$208
The service cost component of net periodic pension expense is reported as a component of cost of goods sold and operating expense. All other components of net periodic pension expense and net periodic other postretirement benefit cost are reported as a component of other income, net.

9.    INVENTORIES
We used the last-in, first-out (LIFO) method of valuing inventories for 30 percent and 34 percent of total inventories at March 31, 2026 and June 30, 2025, respectively. Inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year; therefore, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs and are subject to any final year-end LIFO inventory adjustments.
Inventories consisted of the following:

(in thousands)	March 31, 2026	June 30, 2025
Finished goods	$355,583	$328,243
Work in process and powder blends	392,921	225,726
Raw materials	159,208	90,257
Inventories at current cost	907,712	644,226
Less: LIFO valuation	(160,366)	(105,989)
Total inventories	$747,346	$538,237

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.    LONG-TERM DEBT
Fixed rate debt had a fair market value of $573.4 million and $570.8 million at March 31, 2026 and June 30, 2025, respectively. The Level 2 fair value is determined based on the quoted market prices for similar debt instruments as of March 31, 2026 and June 30, 2025, respectively.

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
As of March 31, 2026, we were in compliance with all the covenants of the Credit Agreement, and there were $15.3 million borrowings outstanding and $634.7 million of additional availability. There were no borrowings outstanding as of June 30, 2025.
Borrowings on other lines of credit and notes payable were $1.4 million and $1.0 million at March 31, 2026 and June 30, 2025, respectively.

12.     ENVIRONMENTAL MATTERS
The operation of our business has exposed us to certain liabilities and compliance costs related to environmental matters. We are involved in various environmental cleanup and remediation activities at certain sites associated with our current or former operations.
We establish and maintain accruals for estimated liabilities associated with certain environmental matters. At March 31, 2026, the balance of such accruals was $10.8 million, of which $1.3 million was current. At June 30, 2025, the balance was $11.0 million, of which $1.4 million was current.
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

13.     INCOME TAXES
The effective income tax rates for the three months ended March 31, 2026 and 2025 were 23.3 percent and 23.6 percent, respectively. The year-over-year change is primarily due to favorable geographical mix, partially offset by a larger net benefit from the advanced manufacturing production credit under the Inflation Reduction Act in the prior year quarter.
The effective income tax rates for the nine months ended March 31, 2026 and 2025 were 25.4 percent and 25.6 percent, respectively. The year-over-year change is primarily due to favorable geographical mix and current year adjustments that include a tax rate change enacted in Germany and an income tax audit settlement in China, partially offset by a larger net benefit from the advanced manufacturing production credit under the Inflation Reduction Act in the prior year and the benefit recorded in the prior year for interest received to resolve an income tax dispute in India.
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
The following table provides the computation of diluted shares outstanding for the three and nine months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2026	2025	2026	2025
Weighted-average shares outstanding during the period	76,264	77,037	76,195	77,614
Add: Unexercised stock options and unvested restricted stock units	1,494	614	1,036	594
Number of shares on which diluted earnings per share is calculated	77,758	77,651	77,231	78,208
Unexercised stock options with an exercise price greater than the average market price and restricted stock units not included in the computation because they were anti-dilutive	1	319	14	276

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.    EQUITY
A summary of the changes in the carrying amounts of total equity, Kennametal Shareholders’ equity and equity attributable to noncontrolling interests for the three months ended March 31, 2026 and 2025 is as follows:

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of December 31, 2025	$95,238	$372,839	$1,228,574	$(381,614)	$42,620	$1,357,657
Net income	—	—	58,229	—	2,894	61,123
Other comprehensive loss	—	—	—	(12,124)	(1,564)	(13,688)
Dividend reinvestment	—	—	—	—	—	—
Capital stock issued under employee benefit and stock plans(2)	24	8,809	—	—	—	8,833
Cash dividends ($0.20 per share)	—	—	(15,241)	—	—	(15,241)
Cash dividends to non-controlling interests	—	—	—	—	(312)	(312)
Total equity, March 31, 2026	$95,262	$381,648	$1,271,562	$(393,738)	$43,638	$1,398,372

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of December 31, 2024	$96,661	$394,394	$1,179,385	$(450,460)	$40,121	$1,260,101
Net income	—	—	31,482	—	1,600	33,082
Other comprehensive income	—	—	—	21,258	646	21,904
Dividend reinvestment	2	40	—	—	—	42
Capital stock issued under employee benefit and stock plans(2)	49	4,532	—	—	—	4,581
Purchase of capital stock	(1,421)	(23,598)	—	—	—	(25,019)
Cash dividends ($0.20 per share)	—	—	(15,456)	—	—	(15,456)
Cash dividends to non-controlling interests	—	—	—	—	(319)	(319)
Total equity, March 31, 2025	$95,291	$375,368	$1,195,411	$(429,202)	$42,048	$1,278,916

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the changes in the carrying amounts of total equity, Kennametal Shareholders’ equity and equity attributable to noncontrolling interests for the nine months ended March 31, 2026 and 2025 is as follows:

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of June 30, 2025	$95,015	$373,902	$1,201,755	$(386,693)	$40,669	$1,324,648
Net income	—	—	115,412	—	5,540	120,952
Other comprehensive loss	—	—	—	(7,045)	(2,259)	(9,304)
Dividend reinvestment	4	73	—	—	—	77
Capital stock issued under employee benefit and stock plans(2)	841	17,143	—	—	—	17,984
Purchase of capital stock	(598)	(9,470)	—	—	—	(10,068)
Cash dividends ($0.60 per share)	—	—	(45,605)	—	—	(45,605)
Cash dividends to non-controlling interests	—	—	—	—	(312)	(312)
Total equity, March 31, 2026	$95,262	$381,648	$1,271,562	$(393,738)	$43,638	$1,398,372

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of June 30, 2024	$97,361	$416,620	$1,170,482	$(434,588)	$38,724	$1,288,599
Net income	—	—	71,533	—	4,052	75,585
Other comprehensive income (loss)	—	—	—	5,386	(409)	4,977
Dividend reinvestment	6	121	—	—	—	127
Capital stock issued under employee benefit and stock plans(2)	755	10,877	—	—	—	11,632
Purchase of capital stock	(2,831)	(52,250)	—	—	—	(55,081)
Cash dividends ($0.60 per share)	—	—	(46,604)	—	—	(46,604)
Cash dividends to non-controlling interests	—	—	—	—	(319)	(319)
Total equity, March 31, 2025	$95,291	$375,368	$1,195,411	$(429,202)	$42,048	$1,278,916
(2) Net of restricted stock units delivered upon vesting to satisfy tax withholding requirements.
The amounts of comprehensive income (loss) attributable to Kennametal Shareholders and noncontrolling interests are disclosed in the condensed consolidated statements of comprehensive income.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of, and changes in, accumulated other comprehensive loss (AOCL) were as follows, net of tax, for the nine months ended March 31, 2026:

(in thousands)	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Attributable to Kennametal:
Balance, June 30, 2025	$(223,016)	$(165,859)	$2,182	$(386,693)
Other comprehensive income (loss) before reclassifications	1,393	(14,559)	(197)	(13,363)
Amounts reclassified from AOCL	6,684	—	(366)	6,318
Net other comprehensive income (loss)	8,077	(14,559)	(563)	(7,045)
AOCL, March 31, 2026	$(214,939)	$(180,418)	$1,619	$(393,738)

Attributable to noncontrolling interests:
Balance, June 30, 2025	$—	$(7,844)	$—	$(7,844)
Other comprehensive loss before reclassifications	—	(2,259)	—	(2,259)
Net other comprehensive loss	—	(2,259)	—	(2,259)
AOCL, March 31, 2026	$—	$(10,103)	$—	$(10,103)

The components of, and changes in, AOCL were as follows, net of tax, for the nine months ended March 31, 2025:

(in thousands)	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Attributable to Kennametal:
Balance, June 30, 2024	$(221,308)	$(216,263)	$2,983	$(434,588)
Other comprehensive (loss) income before reclassifications	(887)	1,329	827	1,269
Amounts reclassified from AOCL	5,277	—	(1,160)	4,117
Net other comprehensive income (loss)	4,390	1,329	(333)	5,386
AOCL, March 31, 2025	$(216,918)	$(214,934)	$2,650	$(429,202)

Attributable to noncontrolling interests:
Balance, June 30, 2024	$—	$(8,680)	$—	$(8,680)
Other comprehensive loss before reclassifications	—	(409)	—	(409)
Net other comprehensive loss	—	(409)	—	(409)
AOCL, March 31, 2025	$—	$(9,089)	$—	$(9,089)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reclassifications out of AOCL for the three and nine months ended March 31, 2026 and 2025 consisted of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2026	2025	2026	2025	Affected line item in the Income Statement
Gains on cash flow hedges:
Forward starting interest rate swaps	$(255)	$(255)	$(766)	$(766)	Interest expense
Currency exchange contracts	18	(762)	281	(770)	Cost of goods sold
Total before tax	(237)	(1,017)	(485)	(1,536)
Tax impact	58	249	119	376	Provision for income taxes
Net of tax	$(179)	$(768)	$(366)	$(1,160)

Pension and other postretirement benefits:
Amortization of prior service credit	$(68)	$(65)	$(203)	$(196)	Other income, net
Recognition of actuarial losses	2,960	2,117	8,861	6,396	Other income, net
Settlement	—	—	—	836	Other income, net
Total before tax	2,892	2,052	8,658	7,036
Tax impact	(730)	(500)	(1,974)	(1,759)	Provision for income taxes
Net of tax	$2,162	$1,552	$6,684	$5,277
The amount of income tax allocated to each component of other comprehensive (loss) income for the three months ended March 31, 2026 and 2025 were as follows:

		2026			2025
(in thousands)	Pre-tax	Tax impact	Net of tax	Pre-tax	Tax impact	Net of tax
Unrealized (loss) gain on derivatives designated and qualified as cash flow hedges	$(1)	$—	$(1)	$(342)	$84	$(258)
Reclassification of unrealized gain on derivatives designated and qualified as cash flow hedges	(237)	58	(179)	(1,017)	249	(768)
Unrecognized net pension and other postretirement benefit plans gain (loss)	1,173	(292)	881	(2,033)	531	(1,502)
Reclassification of net pension and other postretirement benefit plans loss	2,892	(730)	2,162	2,052	(500)	1,552
Foreign currency translation adjustments	(16,551)	—	(16,551)	22,880	—	22,880
Other comprehensive (loss) income	$(12,724)	$(964)	$(13,688)	$21,540	$364	$21,904

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The amount of income tax allocated to each component of other comprehensive (loss) income for the nine months ended March 31, 2026 and 2025 were as follows:

		2026			2025
(in thousands)	Pre-tax	Tax impact	Net of tax	Pre-tax	Tax impact	Net of tax
Unrealized (loss) gain on derivatives designated and qualified as cash flow hedges	$(261)	$64	$(197)	$1,095	$(268)	$827
Reclassification of unrealized gain on derivatives designated and qualified as cash flow hedges	(485)	119	(366)	(1,536)	376	(1,160)
Unrecognized net pension and other postretirement benefit plans gain (loss)	1,854	(461)	1,393	(1,189)	303	(886)
Reclassification of net pension and other postretirement benefit plans loss	8,658	(1,974)	6,684	7,036	(1,759)	5,277
Foreign currency translation adjustments	(16,818)	—	(16,818)	919	—	919
Other comprehensive (loss) income	$(7,052)	$(2,252)	$(9,304)	$6,325	$(1,348)	$4,977

17.    GOODWILL AND OTHER INTANGIBLE ASSETS
A summary of the carrying amount of goodwill attributable to each segment, as well as the changes in such, is as follows:

(in thousands)	Metal Cutting	Infrastructure	Total
Gross goodwill	$460,387	$633,211	$1,093,598
Accumulated impairment losses	(177,661)	(633,211)	(810,872)
Balance as of June 30, 2025	$282,726	$—	$282,726

Activity for the nine months ended March 31, 2026:
Change in gross goodwill due to translation	(2,461)	—	(2,461)

Gross goodwill	457,926	633,211	1,091,137
Accumulated impairment losses	(177,661)	(633,211)	(810,872)
Balance as of March 31, 2026	$280,265	$—	$280,265
The components of our other intangible assets were as follows:

	Estimated Useful Life (in years)	March 31, 2026		June 30, 2025
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Technology-based and other	4 to 20	$32,520	$(26,678)	$32,699	$(26,243)
Customer-related	10 to 21	159,809	(115,813)	159,722	(111,184)
Unpatented technology	10 to 30	26,521	(25,445)	26,373	(24,281)
Trademarks	5 to 20	23,680	(14,628)	23,917	(13,793)
Total		$242,530	$(182,564)	$242,711	$(175,501)

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
Segment data is summarized as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2026	2025	2026	2025
Sales:
Metal Cutting	$357,907	$304,349	$999,591	$899,035
Infrastructure	234,678	182,050	620,493	551,363
Total sales	$592,585	$486,399	$1,620,084	$1,450,398

Cost of goods sold:
Metal Cutting	$223,533	$195,741	$635,578	$578,605
Infrastructure	160,284	134,529	447,234	419,624

Operating expense:
Metal Cutting	$94,173	$79,265	$268,385	$248,161
Infrastructure	29,497	24,249	83,558	75,255

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2026	2025	2026	2025
Restructuring and other charges, net:
Metal Cutting	$1,675	$4,076	$4,988	$5,834
Infrastructure	440	1,513	1,244	1,701

Amortization of intangibles:
Metal Cutting	$401	$368	$1,194	$1,128
Infrastructure	1,986	2,335	5,944	7,014

Operating income:
Metal Cutting	$38,125	$24,900	$89,447	$65,308
Infrastructure	42,471	19,423	82,512	47,770
Total segment operating income	80,596	44,323	171,959	113,078
Unallocated corporate expenses	(1,166)	(263)	(2,308)	(1,325)
Total operating income	$79,430	$44,060	$169,651	$111,753
Interest expense	6,264	6,213	18,539	18,705
Other income, net	(6,546)	(5,454)	(10,964)	(8,589)
Income before income taxes	$79,712	$43,301	$162,076	$101,637

Depreciation and amortization:
Metal Cutting	$26,221	$23,181	$74,432	$69,513
Infrastructure	11,945	10,672	33,148	31,908
Total depreciation and amortization	$38,166	$33,853	$107,580	$101,421

Capital expenditures:
Metal Cutting	$11,575	$15,545	$28,979	$43,967
Infrastructure	6,413	7,993	24,701	23,539
Total capital expenditures	$17,988	$23,538	$53,680	$67,506

			March 31, 2026	March 31, 2025
Segment assets (3) :
Metal Cutting			$1,363,641	$1,402,985
Infrastructure			914,769	698,854
Corporate			452,337	388,664
Total assets			$2,730,747	$2,490,503
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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables present Kennametal's revenue disaggregated by geography:

	Three Months Ended
	March 31, 2026			March 31, 2025
(in percentages)	Metal Cutting	Infrastructure	Total Kennametal	Metal Cutting	Infrastructure	Total Kennametal
Americas	46%	58%	50%	45%	57%	49%
Europe, the Middle East and Africa (EMEA)	36	19	30	37	21	31
Asia Pacific	18	23	20	18	22	20

	Nine Months Ended
	March 31, 2026			March 31, 2025
(in percentages)	Metal Cutting	Infrastructure	Total Kennametal	Metal Cutting	Infrastructure	Total Kennametal
Americas	46%	57%	50%	45%	56%	49%
EMEA	36	20	30	36	21	31
Asia Pacific	18	23	20	19	23	20
The following tables present Kennametal's revenue disaggregated by end market:

	Three Months Ended
	March 31, 2026			March 31, 2025
(in percentages)	Metal Cutting	Infrastructure	Total Kennametal	Metal Cutting	Infrastructure	Total Kennametal
General Engineering	53%	28%	43%	53%	33%	45%
Transportation	24	—	15	27	—	17
Aerospace & Defense	15	10	13	13	10	12
Energy	8	23	14	7	24	13
Earthworks	—	39	15	—	33	13

	Nine Months Ended
	March 31, 2026			March 31, 2025
(in percentages)	Metal Cutting	Infrastructure	Total Kennametal	Metal Cutting	Infrastructure	Total Kennametal
General Engineering	53%	30%	44%	53%	33%	46%
Transportation	25	—	15	27	—	16
Aerospace & Defense	14	10	13	13	9	12
Energy	8	22	13	7	23	13
Earthworks	—	38	15	—	35	13

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
Our sales of $592.6 million for the three months ended March 31, 2026 increased 22 percent from $486.4 million in the prior year quarter, reflecting organic sales growth of 19 percent and a favorable currency exchange effect of 5 percent, partially offset by a divestiture effect of 2 percent.
Operating income for the three months ended March 31, 2026 was $79.4 million compared to $44.1 million in the prior year quarter. The year-over-year increase of $35.4 million was driven by the favorable timing of pricing compared to raw material costs of approximately $39 million within the Infrastructure segment, pricing and tariff surcharges within the Metal Cutting segment, higher sales and production volumes, incremental year-over-year restructuring savings of approximately $7 million, favorable foreign currency exchange of approximately $4 million and a decrease in restructuring and related charges of approximately $3 million. These factors were partially offset by higher compensation costs, tariffs and general inflation, the net effect of approximately $8 million from a normalized advanced manufacturing production credit under the Inflation Reduction Act in the current quarter within the Infrastructure segment, and higher raw material costs in the Metal Cutting segment.
Operating margin for the three months ended March 31, 2026 was 13.4 percent compared to 9.1 percent in the prior year quarter. The Metal Cutting and Infrastructure segments had operating margins of 10.7 percent and 18.1 percent, respectively, for the three months ended March 31, 2026.
In February 2026, the U.S. Supreme Court issued a ruling invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act (IEEPA). As a result of this ruling, companies may be eligible for a refund of tariffs previously paid on imported goods. We are continuing to monitor these developments and their potential impact on our results of operations, financial position and cash flows.
Additionally, our business has been affected by foreign currency exchange, inflationary headwinds and rising tungsten prices. These pressures, driven by tightening global supply, geopolitical factors and evolving trade policies have increased raw material costs and caused other business disruptions. We have been able to mitigate these impacts through price increases on our products, supplier diversification and inventory management initiatives. However, we cannot predict the ultimate effect of these issues on our business, operating results, cash flows or financial condition. Continued volatility in commodity pricing, foreign exchange rates and supply availability could adversely affect our margins, operations and liquidity and may increase the risk of future impairment charges, including goodwill and other intangible assets. We are continuing to monitor macroeconomic conditions and will take actions to mitigate these effects to the extent possible.
For the three months ended March 31, 2026, earnings per diluted share (EPS) was $0.75 compared to EPS of $0.41 in the prior year quarter.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net cash flow provided by operating activities was $69.7 million during the nine months ended March 31, 2026 compared to $129.7 million during the prior year period. Capital expenditures were $53.7 million and $67.5 million during the nine months ended March 31, 2026 and 2025, respectively. During the nine months ended March 31, 2026, the Company returned $55.7 million to shareholders through $10.1 million in share repurchases and $45.6 million in dividends. The Company has a long history of consistently paying dividends to shareholders since its listing on the New York Stock Exchange in 1967.

RESULTS OF CONTINUING OPERATIONS
SALES Sales for the three months ended March 31, 2026 were $592.6 million, an increase of $106.2 million, or 22 percent, from $486.4 million in the prior year quarter, reflecting organic sales growth of 19 percent and a favorable currency exchange effect of 5 percent, partially offset by a divestiture effect of 2 percent.
Sales for the nine months ended March 31, 2026 were $1,620.1 million, an increase of $169.7 million, or 12 percent, from $1,450.4 million in the prior year period, reflecting organic sales growth of 11 percent and a favorable currency exchange effect of 2 percent, partially offset by a divestiture effect of 1 percent.
Our sales growth by end market and region are as follows:

	Three Months Ended March 31, 2026		Nine Months Ended March 31, 2026
(in percentages)	As Reported	Constant Currency(1)	As Reported	Constant Currency(1)
End market sales growth:
Aerospace & Defense	29%	23%	26%	22%
Energy	26	28	9	11
General Engineering	16	14	8	8
Transportation	7	1	4	1
Earthworks	49	43	24	22
Regional sales growth:
Americas	24%	27%	14%	17%
Europe, the Middle East and Africa (EMEA)	15	2	9	1
Asia Pacific	27	25	11	11
(1) Constant currency excludes the effect of divestiture and currency exchange.
GROSS PROFIT Gross profit for the three months ended March 31, 2026 was $208.0 million, an increase of $51.6 million from $156.4 million in the prior year quarter. The increase was driven by the favorable timing of pricing compared to raw material costs of approximately $39 million within the Infrastructure segment, pricing and tariff surcharges within the Metal Cutting segment, higher sales and production volumes, favorable foreign currency exchange and incremental year-over-year restructuring savings. These factors were partially offset by higher compensation costs, tariffs and general inflation, the net effect of approximately $8 million from a normalized advanced manufacturing production credit under the Inflation Reduction Act in the current quarter within the Infrastructure segment, and higher raw material costs in the Metal Cutting segment. Gross profit margin for the three months ended March 31, 2026 was 35.1 percent, as compared to 32.1 percent in the prior year quarter.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Gross profit for the nine months ended March 31, 2026 was $536.4 million, an increase of $84.0 million from $452.4 million in the prior year period. The increase was driven by the favorable timing of pricing compared to raw material costs within the Infrastructure segment of approximately $64 million, pricing and tariff surcharges within the Metal Cutting segment, favorable foreign currency exchange, incremental year-over-year restructuring savings and higher sales and production volumes. These factors were partially offset by tariffs and general inflation and higher compensation costs. Gross profit margin for the nine months ended March 31, 2026 was 33.1 percent, as compared to 31.2 percent in the prior year period.
OPERATING EXPENSE Operating expense for the three months ended March 31, 2026 was $124.0 million compared to $104.0 million for the three months ended March 31, 2025. Operating expense for the nine months ended March 31, 2026 was $353.4 million compared to $325.0 million for the nine months ended March 31, 2025. The increase in operating expense was primarily due to higher compensation costs, partially offset by year-over-year restructuring savings.
Research and development expenses included in operating expense totaled $11.0 million and $11.1 million for the three months ended March 31, 2026 and 2025, respectively, and $31.9 million and $33.2 million for the nine months ended March 31, 2026 and 2025, respectively.
RESTRUCTURING AND OTHER CHARGES, NET In January 2025, we announced several actions to support the long-term competitiveness of the Company and to mitigate softer market conditions. Total restructuring and related charges for this program of $22.0 million, compared to a target of approximately $20 million, were recorded through March 31, 2026, consisting of $16.6 million in Metal Cutting and $5.5 million in Infrastructure. The Company substantially completed the closure of a facility in Greenfield, MA and the consolidation of facilities in Barcelona, Spain during 2025 as a part of these actions.
We recorded restructuring and related charges of $2.4 million for the three months ended March 31, 2026, which consisted of $1.9 million in Metal Cutting and $0.4 million in Infrastructure. Included in this amount were restructuring related charges of $0.3 million included in cost of goods sold. We recorded restructuring and related charges of $8.6 million for the nine months ended March 31, 2026, which consisted of $7.4 million in Metal Cutting and $1.3 million in Infrastructure. Included in this amount were restructuring related charges of $2.4 million included in cost of goods sold.
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
INTEREST EXPENSE Interest expense for the three months ended March 31, 2026 increased to $6.3 million compared to $6.2 million for the three months ended March 31, 2025. Interest expense for the nine months ended March 31, 2026 decreased to $18.5 million compared to $18.7 million for the nine months ended March 31, 2025.
OTHER INCOME, NET Other income, net for the three months ended March 31, 2026 was $6.5 million compared to $5.5 million during the three months ended March 31, 2025. Other income, net for the nine months ended March 31, 2026 was $11.0 million compared to $8.6 million during the nine months ended March 31, 2025. The increase in other income, net was primarily due to foreign currency transaction gains including preferential exchange rates in Bolivia, partially offset by higher net periodic pension expense in the current year.
PROVISION FOR INCOME TAXES The effective income tax rates for the three months ended March 31, 2026 and 2025 were 23.3 percent and 23.6 percent, respectively. The year-over-year change is primarily due to favorable geographical mix, partially offset by a larger net benefit from the advanced manufacturing production credit under the Inflation Reduction Act in the prior year quarter.
The effective income tax rates for the nine months ended March 31, 2026 and 2025 were 25.4 percent and 25.6 percent, respectively. The year-over-year change is primarily due to favorable geographical mix and current year adjustments that include a tax rate change enacted in Germany and an income tax audit settlement in China, partially offset by a larger net benefit from the advanced manufacturing production credit under the Inflation Reduction Act in the prior year and the benefit recorded in the prior year for interest received to resolve an income tax dispute in India.
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
Our sales and operating income by segment are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2026	2025	2026	2025
Sales:
Metal Cutting	$357,907	$304,349	$999,591	$899,035
Infrastructure	234,678	182,050	620,493	551,363
Total sales	$592,585	$486,399	$1,620,084	$1,450,398
Operating income:
Metal Cutting	$38,125	$24,900	$89,447	$65,308
Infrastructure	42,471	19,423	82,512	47,770
Corporate	(1,166)	(263)	(2,308)	(1,325)
Total operating income	79,430	44,060	169,651	111,753
Interest expense	6,264	6,213	18,539	18,705
Other income, net	(6,546)	(5,454)	(10,964)	(8,589)
Income before income taxes	$79,712	$43,301	$162,076	$101,637

METAL CUTTING

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands, except operating margin)	2026	2025	2026	2025
Sales	$357,907	$304,349	$999,591	$899,035
Operating income	38,125	24,900	89,447	65,308
Operating margin	10.7%	8.2%	8.9%	7.3%

	Three Months Ended March 31, 2026	Nine Months Ended March 31, 2026
(in percentages)
Organic sales growth	12%	8%
Foreign currency exchange effect(1)	6	3
Business days effect(4)	—	—
Sales growth	18%	11%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Three Months Ended March 31, 2026		Nine Months Ended March 31, 2026
(in percentages)	As Reported	Constant Currency(1)	As Reported	Constant Currency(1)
End market sales growth:
Aerospace & Defense	32%	27%	24%	21%
Energy	26	17	18	14
Transportation	7	1	4	1
General Engineering	18	13	10	8
Regional sales growth:
Americas	19%	17%	14%	13%
EMEA	15	3	10	2
Asia Pacific	19	18	8	8
(1) Constant currency excludes the effect of divestiture and currency exchange.
For the three months ended March 31, 2026, Metal Cutting sales increased 18 percent compared to the prior year quarter. The increase was driven by organic sales growth of 12 percent and a favorable currency exchange effect of 6 percent. General Engineering end market sales increased primarily due to pricing and demand within the indirect channel. Sales in the Aerospace & Defense end market increased as a result of improved build rates and our global strategic focus. Energy end market sales increased in all regions and primarily in the Americas due to data center power generation initiatives. Transportation end market sales increased in the Americas and Asia Pacific primarily due to pricing, partially offset by declines in EMEA due to lower vehicle production. The decline in EMEA was offset by favorable currency exchange and pricing.
For the three months ended March 31, 2026, sales increased across all regions. Sales increased in the Americas primarily due to pricing and indirect channel demand within General Engineering, improving build rates in Aerospace & Defense and data center power generation initiatives in Energy. Sales growth in EMEA was driven primarily by our global strategic focus in Aerospace & Defense. The sales increase in Asia Pacific was driven primarily by pricing and demand within the indirect channel in General Engineering.
For the three months ended March 31, 2026, Metal Cutting operating income was $38.1 million compared to $24.9 million in the prior year quarter. The increase in operating income was driven by pricing and tariff surcharges, higher sales and production volumes, incremental year-over-year restructuring savings of approximately $5 million, favorable foreign currency exchange of approximately $3 million and a decrease in restructuring and related charges of approximately $2 million. These factors were partially offset by higher compensation costs, tariffs and general inflation, and higher raw material costs.
For the nine months ended March 31, 2026, Metal Cutting sales increased 11 percent compared to the prior year period. The increase was driven by organic sales growth of 8 percent and a favorable currency exchange effect of 3 percent. Sales in the General Engineering end market increased primarily due to pricing and demand within the indirect channel within the Americas and Asia Pacific. Aerospace & Defense end market sales increased as a result of improved build rates in the Americas, easing supply chain pressures in EMEA and our global strategic focus. Energy end market sales increased primarily due to our strategic focus and pricing. Transportation end market sales increased primarily in the Americas due to pricing, partially offset by declines in EMEA due to lower vehicle production. The decline in EMEA was offset by favorable currency exchange and pricing.
For the nine months ended March 31, 2026, sales increased across all regions. Sales in the Americas increased primarily due to pricing and indirect channel demand within General Engineering, improving build rates in Aerospace & Defense and data center power generation initiatives in Energy. Sales growth in EMEA was driven primarily by our global strategic focus on Aerospace & Defense. The sales increase in Asia Pacific was driven primarily by pricing and demand within the indirect channel in General Engineering and our global strategic focus in Aerospace & Defense.
For the nine months ended March 31, 2026, Metal Cutting operating income was $89.4 million compared to $65.3 million in the prior year period. The increase in operating income was primarily due to pricing and tariff surcharges, higher sales and production volumes and incremental year-over-year restructuring savings of approximately $17 million, partially offset by higher compensation costs, and tariffs and general inflation.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INFRASTRUCTURE

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2026	2025	2026	2025
Sales	$234,678	$182,050	$620,493	$551,363
Operating income	42,471	19,423	82,512	47,770
Operating margin	18.1%	10.7%	13.3%	8.7%

	Three Months Ended March 31, 2026	Nine Months Ended March 31, 2026
(in percentages)
Organic sales growth	30%	15%
Foreign currency exchange effect(1)	4	2
Business days effect(4)	—	—
Divestiture effect(3)	(5)	(4)
Sales growth	29%	13%

	Three Months Ended March 31, 2026		Nine Months Ended March 31, 2026
(in percentages)	As Reported	Constant Currency(1)	As Reported	Constant Currency(1)
End market sales growth:
Aerospace & Defense	24%	17%	30%	25%
Energy	27	34	4	10
General Engineering	11	18	2	8
Earthworks	49	43	24	22
Regional sales growth (decline):
Americas	31%	42%	14%	22%
EMEA	15	—	7	(1)
Asia Pacific	38	35	15	14
(1) Constant currency excludes the effect of divestiture and currency exchange.
For the three months ended March 31, 2026, Infrastructure sales increased 29 percent from the prior year quarter. The increase was driven by organic sales growth of 30 percent and a favorable currency exchange effect of 4 percent, partially offset by a divestiture effect of 5 percent. Earthworks end market sales increased in all regions as a result of pricing, share gains in mining and construction and higher demand in construction from availability of material. Energy end market sales increased in the Americas due to pricing, which was partially offset by the effect of a divestiture and declines in EMEA and Asia Pacific from softer market conditions and order timing. Sales in the General Engineering end market increased in Asia Pacific and the Americas due to pricing, share gains and project timing, partially offset by the effect of a divestiture and a decline in EMEA due to lower ceramics sales. Aerospace & Defense end market sales increased primarily in the Americas as a result of the execution of our growth initiatives and project timing.
On a regional basis, sales in the Americas increased primarily due to pricing and higher volume in Earthworks and Aerospace & Defense, partially offset by the effect of a divestiture. Sales in EMEA declined in General Engineering, the effect of which was offset by price, favorable currency exchange and higher demand in Earthworks. Sales in Asia Pacific increased primarily due to pricing and higher demand in General Engineering and Earthworks.
For the three months ended March 31, 2026, Infrastructure operating income was $42.5 million compared to $19.4 million in the prior year quarter. The increase in operating income was driven by the favorable timing of pricing compared to raw material costs of approximately $39 million and incremental year-over-year restructuring savings of approximately $2 million. These factors were partially offset by the net effect of approximately $8 million from a normalized advanced manufacturing production credit under the Inflation Reduction Act in the current quarter, higher compensation costs and general inflation.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the nine months ended March 31, 2026, Infrastructure sales increased 13 percent from the prior year period. The increase was driven by organic sales growth of 15 percent and a favorable currency exchange effect of 2 percent, partially offset by a divestiture effect of 4 percent. Earthworks end market sales increased as a result of pricing, share gains in mining and construction and higher demand in construction from availability of material. Sales in the General Engineering end market increased in Asia Pacific and the Americas due to pricing, share gains and project timing, partially offset by the effect of a divestiture and a decline in EMEA due to lower ceramics sales. Aerospace & Defense end market sales increased in Americas and EMEA as a result of the execution of our growth initiatives and project timing. Energy end market sales increased in the Americas primarily due to pricing, which was partially offset by the effect of a divestiture and declines in EMEA and Asia Pacific from softer market conditions and order timing.
On a regional basis, sales in the Americas increased in all end markets due to price and higher volume in Earthworks and Aerospace & Defense, partially offset by the effect of a divestiture. Sales in EMEA decreased due to a decline in General Engineering, which was partially offset by favorable currency exchange and sales in Earthworks. Sales in Asia Pacific increased primarily due to price and higher demand in General Engineering and Earthworks.
For the nine months ended March 31, 2026, Infrastructure operating income was $82.5 million compared to $47.8 million in the prior year period. The increase in operating income was driven by the favorable timing of pricing compared to raw material costs of approximately $64 million and incremental year-over-year restructuring savings of approximately $5 million. These factors were partially offset by higher compensation costs, the net effect of approximately $8 million from a normalized advanced manufacturing production credit under the Inflation Reduction Act, a prior year benefit from net insurance proceeds of approximately $7 million that did not repeat in the current year and general inflation.

CORPORATE

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2026	2025	2026	2025
Corporate expense	$(1,166)	$(263)	$(2,308)	$(1,325)
For the three months ended March 31, 2026, Corporate expense increased $0.9 million from the prior year quarter. For the nine months ended March 31, 2026, Corporate expense increased by $1.0 million from the prior year quarter.

LIQUIDITY AND CAPITAL RESOURCES
Cash flow from operations is the primary source of funding for our capital expenditures. For the nine months ended March 31, 2026, cash flow provided by operating activities was $69.7 million.
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

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

As of March 31, 2026, we were in compliance with all the covenants of the Credit Agreement, and there were $15.3 million borrowings outstanding and $634.7 million of additional availability. There were no borrowings outstanding as of June 30, 2025.
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
At March 31, 2026, cash and cash equivalents were $106.9 million. Total Kennametal shareholders' equity was $1,354.7 million and total debt was $614.1 million. Our current senior credit ratings are at investment grade levels. We believe that our current financial position, liquidity and credit ratings provide us access to the capital markets. We believe that we have sufficient resources available to meet cash requirements for the next 12 months. We continue to closely monitor our liquidity position and the condition of the capital markets, as well as the counterparty risk of our credit providers. As the availability and price of tungsten continues to evolve, we will evaluate the potential for additional funding to support our liquidity position. There have been no material changes in our contractual obligations and commitments since June 30, 2025.
Share Repurchase Program In February 2024, the Board of Directors of the Company authorized the Company to purchase up to $200 million of the Company's common stock over a three-year period. During the nine months ended March 31, 2026, the Company repurchased $10 million of Kennametal common stock. Inception-to-date the Company has repurchased $70 million of Kennametal common stock under the $200 million three-year program.
Dividends During the nine months ended March 31, 2026, the Company paid a total of $45.6 million in dividends to Kennametal Shareholders.
Cash Flow Provided by Operating Activities
During the nine months ended March 31, 2026, cash flow provided by operating activities was $69.7 million, compared to $129.7 million for the prior year period. Cash flow provided by operating activities for the current year period consisted of net income and non-cash items amounting to an inflow of $260.4 million and changes in certain assets and liabilities netting to an outflow of $190.7 million. Contributing to the changes in certain assets and liabilities were an increase in inventories of $216.0 million resulting largely from rising tungsten prices, an increase in accounts receivable of $42.5 million, an increase in other current assets of $25.3 million and an increase in other, primarily long-term assets, of $10.5 million. Partially offsetting these cash outflows was an increase in accounts payable and accrued liabilities of $101.7 million.
During the nine months ended March 31, 2025, cash flow provided by operating activities was $129.7 million and consisted of net income and non-cash items amounting to an inflow of $194.3 million and changes in certain assets and liabilities netting to an outflow of $64.5 million. Contributing to the changes in certain assets and liabilities were an increase in inventories of $41.3 million, a decrease in accounts payable and accrued liabilities of $14.1 million and a decrease in accrued income taxes of $11.7 million. Partially offsetting these cash outflows was a decrease in accounts receivable of $10.5 million.
Cash Flow Used in Investing Activities
Cash flow used in investing activities was $51.6 million for the nine months ended March 31, 2026, compared to $60.1 million for the prior year period. During the current year period, cash flow used in investing activities included capital expenditures of $53.7 million, which consisted primarily of equipment upgrades, partially offset by proceeds from disposals of $1.7 million.
Cash flow used in investing activities was $60.1 million for the nine months ended March 31, 2025, including capital expenditures of $67.5 million, which consisted primarily of equipment upgrades, partially offset by proceeds from insurance recoveries of $7.2 million.
Cash Flow Used in Financing Activities
Cash flow used in financing activities was $50.1 million for the nine months ended March 31, 2026 compared to $98.0 million in the prior year period. During the current year period, cash flow used in financing activities primarily included $45.6 million of cash dividends paid to Kennametal Shareholders, $10.1 million in common shares repurchased and $8.0 million of the effect of employee benefit and stock plans and dividend reinvestment, partially offset by borrowings of $15.3 million under the Credit Agreement.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash flow used in financing activities was $98.0 million for the nine months ended March 31, 2025 and primarily included $55.1 million in common shares repurchased, $46.6 million of cash dividends paid to Kennametal Shareholders and $6.6 million of the effect of employee benefit and stock plans and dividend reinvestment, partially offset by borrowings of $10.2 million under the Credit Agreement.

FINANCIAL CONDITION
Working capital was $742.0 million at March 31, 2026, an increase of $125.1 million from $616.9 million at June 30, 2025. The increase in working capital was primarily driven by an increase in inventories of $209.1 million resulting from rising tungsten prices, an increase in accounts receivable of $39.0 million, and an increase in other current assets of $24.4 million, which consisted primarily of prepaid assets, partially offset by an increase in accounts payable of $67.1 million, a decrease in cash and cash equivalents of $33.7 million, an increase in other current liabilities of $22.2 million, an increase in revolving and other lines of credit and notes payable of $15.8 million and an increase of accrued expenses of $7.4 million. Currency exchange rate effects decreased working capital by a total of approximately $5.6 million, the effects of which are included in the aforementioned changes.
Property, plant and equipment, net decreased $62.0 million from $919.9 million at June 30, 2025 to $857.9 million at March 31, 2026, primarily due to depreciation expense of $100.4 million and currency exchange effects of $5.5 million, partially offset by net capital additions of $52.0 million,
At March 31, 2026, total other assets were $594.8 million, an increase of $8.5 million from $586.2 million at June 30, 2025. The increase was primarily due to an increase in other of $19.7 million, which consisted primarily of pension assets and long-term prepaid assets, partially offset by amortization of intangibles of $7.1 million. Currency exchange rate effects were approximately $4.8 million, the effects of which are included in the aforementioned changes.
Kennametal Shareholders' equity was $1,354.7 million at March 31, 2026, an increase of $70.8 million from $1,284.0 million at June 30, 2025. The increase was primarily due to net income attributable to Kennametal of $115.4 million and capital stock issued under employee benefit and stock plans of $18.0 million, partially offset by cash dividends paid to Kennametal Shareholders of $45.6 million, the repurchase of capital stock of $10.1 million primarily under the share repurchase program, and other comprehensive loss attributable to Kennametal of $7.0 million.

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
Reconciliations of organic sales growth to sales growth are as follows:

Three Months Ended March 31, 2026	Metal Cutting	Infrastructure	Total
Organic sales growth	12%	30%	19%
Foreign currency exchange effect(2)	6	4	5
Business days effect(5)	—	—	—
Divestiture effect(4)	—	(5)	(2)
Sales growth	18%	29%	22%

Nine Months Ended March 31, 2026	Metal Cutting	Infrastructure	Total
Organic sales growth	8%	15%	11%
Foreign currency exchange effect(2)	3	2	2
Business days effect(5)	—	—	—
Divestiture effect(4)	—	(4)	(1)
Sales growth	11%	13%	12%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Reconciliations of constant currency end market sales growth (decline) to end market sales growth (decline)(2) are as follows:

Metal Cutting
Three Months Ended March 31, 2026	General Engineering	Transportation	Aerospace & Defense	Energy
Constant currency end market sales growth	13%	1%	27%	17%
Foreign currency exchange effect(2)	5	6	5	9
End market sales growth(3)	18%	7%	32%	26%

Infrastructure
Three Months Ended March 31, 2026	Energy	Earthworks	General Engineering	Aerospace & Defense
Constant currency end market sales growth	34%	43%	18%	17%
Foreign currency exchange effect(2)	2	6	3	10
Divestiture effect(4)	(9)	—	(10)	(3)
End market sales growth(3)	27%	49%	11%	24%

Total
Three Months Ended March 31, 2026	General Engineering	Transportation	Aerospace & Defense	Energy	Earthworks
Constant currency end market sales growth	14%	1%	23%	28%	43%
Foreign currency exchange effect(2)	5	6	7	3	6
Divestiture effect(4)	(3)	—	(1)	(5)	—
End market sales growth(3)	16%	7%	29%	26%	49%

Metal Cutting
Nine Months Ended March 31, 2026	General Engineering	Transportation	Aerospace & Defense	Energy
Constant currency end market sales growth	8%	1%	21%	14%
Foreign currency exchange effect(2)	2	3	3	4
End market sales growth(3)	10%	4%	24%	18%

Infrastructure
Nine Months Ended March 31, 2026	Energy	Earthworks	General Engineering	Aerospace & Defense
Constant currency end market sales growth	10%	22%	8%	25%
Foreign currency exchange effect(2)	—	2	2	7
Divestiture effect(4)	(6)	—	(8)	(2)
End market sales growth(3)	4%	24%	2%	30%

Total
Nine Months Ended March 31, 2026	General Engineering	Transportation	Aerospace & Defense	Energy	Earthworks
Constant currency end market sales growth	8%	1%	22%	11%	22%
Foreign currency exchange effect(2)	3	3	4	2	2
Divestiture effect(4)	(3)	—	—	(4)	—
End market sales growth(3)	8%	4%	26%	9%	24%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Reconciliations of constant currency regional sales growth (decline) to reported regional sales growth (decline) (3) are as follows:

	Three Months Ended March 31, 2026			Nine Months Ended March 31, 2026
	Americas	EMEA	Asia Pacific	Americas	EMEA	Asia Pacific
Metal Cutting
Constant currency regional sales growth	17%	3%	18%	13%	2%	8%
Foreign currency exchange effect(2)	2	12	1	1	8	—
Regional sales growth(6)	19%	15%	19%	14%	10%	8%

Infrastructure
Constant currency regional sales growth (decline)	42%	—%	35%	22%	(1)%	14%
Foreign currency exchange effect(2)	1	15	3	—	8	1
Divestiture effect(4)	(12)	—	—	(8)	—	—
Regional sales growth(6)	31%	15%	38%	14%	7%	15%

Total
Constant currency regional sales growth	27%	2%	25%	17%	1%	11%
Foreign currency exchange effect(2)	1	13	2	1	8	—
Divestiture effect(4)	(4)	—	—	(4)	—	—
Regional sales growth(6)	24%	15%	27%	14%	9%	11%
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

ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls' stated goals. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance at March 31, 2026 that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
In the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 through January 31, 2026	2,627	$29.97	—	$130,000,000
February 1 through February 28, 2026	1,244	34.39	—	130,000,000
March 1 through March 31, 2026	725	40.28	—	130,000,000
Total	4,596	$32.79	—

(1)During the current period, employees delivered 4,596 shares of restricted stock to Kennametal, upon vesting, to satisfy tax withholding requirements.
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
(4)Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2026 and 2025, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended March 31, 2026 and 2025, (iii) the Condensed Consolidated Balance Sheets at March 31, 2026 and June 30, 2025, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2026 and 2025 and (v) Notes to Condensed Consolidated Financial Statements for the three and nine months ended March 31, 2026 and 2025.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNAMETAL INC.

Date:	May 6, 2026	By:	/s/ John W. Witt
John W. Witt Vice President Finance and Corporate Controller