Form 10-K
period 2026-06-30
KENNAMETAL INC
filed 2026-08-12
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of December 31, 2025, the aggregate market value of the registrant’s Capital Stock held by non-affiliates of the registrant, estimated solely for the purposes of this Form 10-K, was approximately $1,173,200,000. For purposes of the foregoing calculation only, all directors and executive officers of the registrant and each person who may be deemed to own beneficially more than 5% of the registrant’s Capital Stock have been deemed affiliates.
As of July 31, 2026, there were 76,219,022 shares of the Registrant’s Capital Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated by reference into Part III.

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
INFRASTRUCTURE Our Infrastructure segment produces engineered tungsten carbide and ceramic components, earth cutting tools, and advanced metallurgical powders, primarily for the Earthworks, General Engineering, Energy and Aerospace & Defense end markets. These wear-resistant products include compacts, nozzles, frac seats and custom components used in oil and gas and petrochemical industries; rod blanks and abrasive water jet nozzles for general industries; earth cutting tools and systems used in underground mining, trenching and foundation drilling and road milling; tungsten carbide powders for the oil and gas, aerospace and process industries; high temperature critical wear components, tungsten penetrators and armor solutions for aerospace and defense; and ceramics used by the packaging industry for metallization of films and papers. We combine deep metallurgical and engineering expertise with advanced manufacturing capabilities, such as 3D printing, to deliver solutions that drive improved productivity for our customers. Infrastructure markets its products primarily under the Kennametal® brand and sells through a direct sales force as well as through distributors.

INTERNATIONAL OPERATIONS During 2026, we generated 57 percent of our consolidated sales in markets outside of the United States of America (U.S.), with principal international operations in Western Europe, China and India. We also operate manufacturing and distribution facilities in Israel, Latin America, South Africa and Vietnam, while serving customers through sales offices, agents and distributors in Europe and other parts of the world. While geographic diversification helps to minimize the sales and earnings effect of demand changes in any one particular region, our international operations are subject to normal risks of doing business globally, including tariffs, fluctuations in currency exchange rates and changes in social, political and economic environments.
Our international sales and long-lived assets are presented in Note 21 of the Company’s consolidated financial statements, set forth in Item 8 of this Annual Report. Further information about the effects and risks of currency exchange rates are presented in the Quantitative and Qualitative Disclosures About Market Risk section, set forth in Item 7A of this Annual Report.
ACQUISITIONS, STRATEGIC INVESTMENTS AND DIVESTITURES We continually evaluate new opportunities to expand into new market areas, and to introduce new and/or complementary product offerings into new or existing areas where appropriate. Recent initiatives include our strategic partnerships with Toolpath Labs, Inc. during fiscal 2025 and ModuleWorks GmbH during fiscal 2024, which support our digital manufacturing and intelligent machining solutions strategy. We expect to continue to grow our business and further enhance our market position through the investment opportunities that exist within our core businesses, including potential acquisitions in the near term.
During fiscal 2025, we completed the sale of a subsidiary located in Goshen, Indiana to a Chicago-based private equity firm and recognized a loss on divestiture of $1.5 million.
RAW MATERIALS AND SUPPLIES Our major metallurgical raw materials consist of tungsten ore concentrates and scrap carbide, which are used to make tungsten oxide, as well as compounds and secondary materials such as cobalt. Although an adequate supply of these raw materials currently exists, our major sources for raw materials are located abroad and prices fluctuate at times. In particular, the global tungsten market remains susceptible to supply constraints and price volatility due to the concentration of mining and processing capacity in China. Recent export controls and other market factors have increased uncertainty regarding the availability and cost of tungsten products in international markets and have contributed to higher tungsten prices. These market dynamics may continue to impact raw material costs and availability.
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
We establish and maintain accruals for estimated liabilities associated with certain environmental matters. As of June 30, 2026, the balance of these accruals was $12.3 million. These accruals represent anticipated costs associated with the remediation of these issues and are generally not discounted.
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

HUMAN CAPITAL RESOURCES
Employee Profile. We employed 8,073 people, including approximately 8,050 full-time employees, as of June 30, 2026. Approximately 2,500 employees were located in the U.S. and 5,600 were located in other parts of the world, principally Germany, India and China. As of June 30, 2026, approximately 2,100 of our employees were represented by labor unions. We consider our labor relations to be generally good.
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
As part of our awareness initiatives in 2026, we launched our first global Building Better Days movement challenge during Mental Health Awareness month. Approximately 500 employees joined, committing to making movement part of their daily routines, building health habits and focusing on creating more good days through small, intentional actions. We continued to support our Employee Resource Groups (ERGs) in fostering communication, mentorship and community among diverse groups across the company. Additionally, throughout the year, we continued to incorporate educational opportunities to reinforce our ongoing commitment to employee wellbeing and inclusion.
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
The Company uses our EHS Management System, including an extensive list of apps, to enable streamlined collection, tracking and dissemination of key data related to our EHS standards and requirements. Along with each standard, we have developed a self-assessment used to evaluate performance and develop action plans for advancing on the EHS Roadmap. In 2026, we continued to achieve positive results in proactive risk identification and closure programs which drive our culture of eliminating hazards prior to potential incidents.
Employee Development and Training. For the Company to grow, our employees must grow and develop continuously. We offer learning and development opportunities for all employees. In fiscal 2026, this included training for senior, mid-level and emerging leaders in role- and function-specific skills, such as coaching, feedback, collaboration, performance management, process improvement and sales training. We also offered our operational employees technical training through the Kennametal Knowledge Center.
Supporting our learning and development efforts is our OneTeam learning management system (LMS). Available in multiple languages, OneTeam offers more than 26,000 online courses in an easy-to-use interface. Throughout fiscal 2026, over 4,200 employees accessed the LMS and completed over 16,900 courses with over 200 learners engaging with AI-powered features, including AI Coaching for real-time guidance, AI Course Companion for in-course support, and AI Role-Playing to practice and apply skills in realistic scenarios. Training is offered to our employees in many different formats. Although not all training hours are tracked through OneTeam, over 10,000 hours of completed training were recorded in the system during fiscal 2026.
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

Employee Engagement. To measure the effectiveness of our employee engagement strategy, we track key performance indicators such as our voluntary turnover rate. Our voluntary turnover rate was 7.5 percent in 2026 compared to 7.7 percent in 2025. We also conduct annual “Be Heard” employee engagement surveys to gather input and feedback on a wide range of categories including teamwork, inclusion and belonging, health and safety, ethical behavior and decision-making. We use the survey results, which are shared with employees, to refine employee engagement programs and develop new initiatives. In our most recent survey launched in April 2026, we had a response rate of 77 percent and showed a 3-point increase in engagement scores across our global production and professional workforce.

AVAILABLE INFORMATION Our internet address is www.kennametal.com. On the SEC Filings page of our website, which is accessible under the "Investors" tab, then the "Financials" tab, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC): our annual reports on Form 10-K, our annual proxy statements, our annual conflict minerals disclosure and reports on Form SD, our annual reports on Form 11-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The SEC Filings page of our website also includes Forms 3, 4 and 5 filed pursuant to Section 16(a) of the Exchange Act. All filings posted on our SEC Filings page are available to be viewed on our website free of charge. On the Corporate Governance page of our website, which is accessible under the "Investors" tab, we post the following charters and guidelines: Audit Committee Charter, Compensation and Human Capital Committee Charter, Nominating/Corporate Governance Committee Charter, Kennametal Inc. Corporate Governance Guidelines and Kennametal Inc. Stock Ownership Guidelines. On the Ethics and Compliance page of our website, which is under the "About Us" tab, we post our Code of Conduct. All charters and guidelines posted on our website are available to be viewed free of charge. Information contained on our website is not part of this Annual Report or our other filings with the SEC. Copies of this Annual Report and those items disclosed on the Corporate Governance and Ethics and Compliance pages of our website are available without charge upon written request to: Investor Relations, Kennametal Inc., 525 William Penn Place, Suite 3300, Pittsburgh, Pennsylvania 15219-2706. The SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers, including Kennametal that file electronically with the SEC.

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
Global Operational Risks:
The conflicts in the Middle East, Russia’s invasion of Ukraine and other conflicts could adversely affect our business. The conflicts in the Middle East that began in October 2023 and in February 2026, as well as the Russian invasion of Ukraine that began in February 2022 have resulted in disruptions within our business and throughout our supply chain. A significant escalation or expansion of these conflicts beyond the current geographic, political and economic scope and scale could have a material adverse effect on our business, results of operations and financial condition and could exacerbate other risks. Such risks include, but are not limited to: an increase in the frequency and severity of the cybersecurity threats we and various third parties with whom we do business experience, unfavorable changes in exchange rates, delivery delays, price inflation in a wide variety of raw materials and components, widespread reductions in customer demand and increased logistical challenges.

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
Our international operations pose certain risks that may adversely affect sales and earnings. We have manufacturing operations and assets located outside of the U.S., including but not limited to those in Western Europe, Brazil, Canada, China, India, Israel, South Africa and Vietnam. We also sell our products to customers and distributors located outside of the U.S. During the year ended June 30, 2026, 57 percent of our consolidated sales were derived from non-U.S. markets. These international operations are subject to a number of special risks, in addition to the risks that affect our domestic operations, including currency exchange rate fluctuations, differing protections of intellectual property, trade barriers, exchange controls, regional economic uncertainty, overlap of different tax regimens, differing (and possibly more stringent) labor regulations, labor unrest, risk of governmental expropriation, domestic and foreign customs and tariffs, current and changing regulatory environments (including, but not limited to, the risks associated with the importation and exportation of products and raw materials), risk of failure of our foreign employees to comply with both U.S. and foreign laws, including antitrust laws, trade regulations and the Foreign Corrupt Practices Act, difficulty in obtaining distribution support, difficulty in staffing and managing widespread operations, differences in the availability and terms of financing, social and political instability and unrest and risks of increased taxes and/or adverse tax consequences. Also, in some foreign jurisdictions, we may be subject to laws limiting the right and ability of entities organized or operating therein to pay dividends or remit earnings to affiliated companies unless specified conditions are met. To the extent we are unable to effectively manage our international operations and these risks, our international sales may be adversely affected, we may be subject to additional and unanticipated costs, and we may be subject to litigation or regulatory action. As a consequence, our business, financial condition and results of operations could be seriously harmed.
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
Implementation of tariffs and changes to or uncertainties related to tariffs and trade agreements could adversely affect our business. The U.S. government has imposed, proposed and modified tariffs on imports from various countries that it perceives as engaging in unfair trade practices and additional tariffs or trade restrictions may be imposed in the future. In response, many of these foreign governments have imposed retaliatory tariffs on goods that their countries import from the U.S. or have enacted export restrictions on certain goods, including critical minerals, produced in their country. Uncertainties with respect to tariffs, trade agreements or any potential trade wars could negatively affect the global economy and demand for our products and could have a material adverse effect on our financial condition, results of operations and cash flows. Changes in tariffs and trade barriers could also result in adverse changes in the cost and availability of our raw materials, most notably tungsten, and our ability to manufacture globally to support global sales which could lead to increased costs that we may not be able to effectively pass on to customers, each of which could materially adversely affect our operating margins, results of operations and cash flows.

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
Impairment of goodwill could result in a negative effect on our financial condition and results of operations. At June 30, 2026, goodwill totaled $279.2 million, or 9 percent of our total assets. Goodwill results from acquisitions, representing the excess of cost over the fair value of the net tangible and other identifiable intangible assets we have acquired. We assess at least annually whether there has been impairment in the value of our goodwill. If future operating performance at our Metal Cutting reporting unit were to fall significantly below current levels, we could record, under current applicable accounting rules, a non-cash impairment charge for goodwill. Any determination requiring the impairment of a significant portion of goodwill would negatively affect our financial condition and results of operations.
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
Raw Material Risks:
Our future operating results may be affected by fluctuations in the prices and availability of raw materials. The raw materials we use for our products include tungsten ore concentrates and scrap carbide, which are used to make tungsten oxide, as well as compounds and secondary materials such as cobalt. We also purchase steel bars and forgings for making toolholders and other tool parts, as well as for producing mining tools, rotary cutting tools and accessories. A significant portion of our raw materials is supplied by sources outside of the U.S., including tungsten, the global supply of which is concentrated in China. The raw materials extraction industry is highly cyclical and at times pricing and supply can be volatile due to a number of factors beyond our control, including natural disasters, pandemics or public health issues, general economic and political conditions, labor costs, competition, import duties, tariffs, export restrictions enacted by foreign governments and currency exchange rate fluctuations. This volatility can significantly affect our raw material costs. In an environment of increasing raw material prices, competitive conditions can affect how much of these price increases we can recover in the form of higher sales prices for our products. To the extent we are unable to pass on any raw material price increases to our customers, our profitability could be adversely affected. Furthermore, restrictions in the supply of tungsten, cobalt and other raw materials could adversely affect our operating results. Increased raw material costs could also increase our working capital requirements and negatively affect our liquidity. Conversely, if raw material prices decline significantly, we could face product pricing challenges or the net realizable value of certain inventory may fall below carrying value, requiring inventory write-downs that could adversely affect our results of operations and financial condition.
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
Management, led by the Chief Information Security Officer (the “CISO”), plays a crucial role in assessing and managing cybersecurity risks. The CISO holds a Master of Science in Information Security and Assurance along with other technical certifications, has over 20 years of experience in cybersecurity and has extensive experience managing cybersecurity programs in multinational manufacturing companies. The IT Risk Management Committee, under guidance of the CISO, oversees the assessment and mitigation of identified risks. Regular reporting mechanisms keep the Board of Directors of the Company informed about our cybersecurity posture and emerging risks; enabling informed decision-making regarding cybersecurity strategy and resource allocation.

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

ITEM 3 - LEGAL PROCEEDINGS
The information set forth in Part I, Item 1, of this Annual Report under the caption “Regulation” is incorporated by reference into this Item 3. From time to time, we are party to legal claims and proceedings that arise in the ordinary course of business, which may relate to our operations or assets, including real, tangible or intellectual property assets. Although we currently believe that the amount of ultimate liability, if any, we may face with respect to these actions will not materially affect our financial position, results of operations or liquidity, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur or if protracted litigation were to ensue, the effect on us could be material. See Note 20 of our consolidated financial statements set forth in Item 8 of this Annual Report for further information.

ITEM 4 - MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
Incorporated by reference into this Part I is the information set forth in Part III, Item 10 of this Annual Report under the caption “Information About Our Executive Officers.”

PART II

ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our capital stock is traded on the New York Stock Exchange under the symbol "KMT." The number of shareholders of record as of July 31, 2026 was 1,137.
The information incorporated by reference into Part III, Item 12 of this Annual Report from our 2026 Proxy Statement under the heading “Equity Compensation Plans – Equity Compensation Plan Information” is hereby incorporated by reference into this Item 5.

PERFORMANCE GRAPH
The following graph compares cumulative total shareholder return on our capital stock with the cumulative total shareholder return on the common stock of the companies in the peer group of companies determined by us (New Peer Group and Old Peer Group), the Standard & Poor's Composite 1500 Index (S&P Composite 1500), the Standard & Poor’s Mid-Cap 400 Market Index (S&P Midcap 400), the Standard & Poor’s 400 Capital Goods (S&P 400 Capital Goods) and the Standard & Poor's Global 1200 Industrials Index (S&P Global 1200 Industrials) for the period from July 1, 2021 to June 30, 2026.
In fiscal 2026, we established a New Peer Group in order to align with how we evaluate our executive compensation, and we believe this group is representative of Kennametal's peers. We have included both this New Peer Group as well as the Old Peer Group in the comparisons below.
The New Peer Group consists of the following companies: Alamo Group, Inc.; Astec Industries, Inc.; Columbus McKinnon Corporation; Crane Co.; EnPro Industries, Inc.; ESAB Corporation; ESCO Technologies Inc.; Franklin Electric; Graco Inc.; ITT Inc.; Kadant Inc.; Mueller Water Products, Inc.; Nordson Corporation; Simpson Manufacturing Co., Inc.; SPX Corporation; The Manitowoc Company Inc.; Watts Water Technologies, Inc.; and Zurn Water Solutions Corporation.
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

Assumes $100 Invested on July 1, 2021 and All Dividends Reinvested

	2021	2022	2023	2024	2025	2026
Kennametal	$100.00	$66.26	$83.44	$71.39	$71.97	$112.91
New Peer Group Index	100.00	83.21	115.47	130.10	151.33	192.37
Old Peer Group Index	100.00	83.01	115.83	138.37	178.66	255.58
S&P Composite 1500 Index	100.00	88.98	106.10	131.06	150.03	184.34
S&P Midcap 400	100.00	85.36	100.39	114.02	122.60	154.34
S&P 400 Capital Goods	100.00	81.95	119.91	142.32	163.81	240.49
S&P Global 1200 Industrials	100.00	82.40	105.28	120.88	150.88	185.89

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 through April 30, 2026	—	$—	—	$130,000,000
May 1 through May 31, 2026	1,034	36.55	—	130,000,000
June 1 through June 30, 2026	1,408	31.74	—	130,000,000
Total	2,442	$33.78	—
(1)During the current period, 1,034 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program. Also, during the current period, employees delivered 1,408 shares of restricted stock to Kennametal, upon vesting, to satisfy tax withholding requirements.
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
Sales of $2,356.7 million in 2026 increased 20 percent from $1,966.8 million in 2025, reflecting organic sales growth of 19 percent and a favorable foreign currency exchange effect of 2 percent, partially offset by a divestiture effect of 1 percent.
Operating income was $472.5 million, or 20.1 percent margin, in 2026 compared with $143.1 million, or 7.3 percent margin, in the prior year. The increase in operating income was driven by the favorable timing of raw material-related pricing compared to costs of approximately $316 million, non-raw material-related pricing and tariff surcharges in Metal Cutting, higher sales and production volumes and incremental year-over-year restructuring savings of approximately $27 million. These factors were partially offset by higher compensation costs, tariffs and general inflation, and fewer insurance proceeds received within Infrastructure during 2026. In 2026, the Metal Cutting and Infrastructure segments had operating margins of 14.0 percent and 29.2 percent, respectively.
In February 2026, the U.S. Supreme Court issued a ruling invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act (IEEPA). As a result of this ruling, companies may be eligible for a refund of tariffs previously paid on imported goods. We are pursuing potential recovery opportunities arising from this ruling. Any related benefit recognized through June 30, 2026 was immaterial. The Company has not recorded any liabilities associated with potential tariff recoveries, as any refunds received are expected to be reinvested in the business and no obligation to reimburse customers existed as of June 30, 2026.
Additionally, our business has been affected by foreign currency exchange, inflationary headwinds and rising tungsten prices. These pressures, driven by tightening global supply, geopolitical factors and evolving trade policies have increased raw material costs and caused other business disruptions. We have been able to mitigate these impacts through price increases on our products, supplier diversification and inventory management initiatives. However, we cannot predict the ultimate effect of these issues on our business, operating results, cash flows or financial condition. Continued volatility in commodity pricing, foreign exchange rates and supply availability could adversely affect our margins, operations and liquidity and may increase the risk of future impairment charges, including goodwill and other intangible assets. In addition, significant declines in raw material costs could reduce the net realizable value of our inventory, potentially requiring write-downs. We are continuing to monitor macroeconomic conditions and will take actions to mitigate these effects to the extent possible.
In February 2024, the Board of Directors of the Company authorized a $200 million, three-year share repurchase program outside of the Company's dividend reinvestment program. During 2026, the Company repurchased 475 thousand shares of common stock for $10 million. Subsequent to these repurchases, the Company paused activity under the share repurchase program. The Company expects to reassess repurchase activity as cash flow generation improves.

We reported earnings per diluted share (EPS) of $4.42 for 2026 compared to $1.20 in the prior year.
In 2026, net cash flow used for operating activities was $4.0 million compared to net cash flow provided by operating activities of $208.3 million during the prior year. Capital expenditures were $76.9 million and $89.0 million during 2026 and 2025, respectively. During 2026, the Company returned a total of $71 million to the shareholders through $10 million in share repurchases under the $200 million, three-year program and $61 million in dividends.
For a discussion related to the results of operations, changes in financial condition and liquidity and capital resources for fiscal 2025 refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our fiscal 2025 Annual Report on Form 10-K, which was filed with the United States Securities and Exchange Commission on August 12, 2025.

RESULTS OF CONTINUING OPERATIONS
SALES Sales of $2,356.7 million in 2026 increased 20 percent from $1,966.8 million in 2025, reflecting organic sales growth of 19 percent and a favorable foreign currency exchange effect of 2 percent, partially offset by a divestiture effect of 1 percent.
Our sales growth by end market and region are as follows:

	2026
(in percentages)	As Reported	Constant Currency(1)
End market sales growth:
Aerospace & Defense	31%	28%
Energy	32	34
General Engineering	13	13
Transportation	5	2
Earthworks	39	36
Regional sales growth:
Americas	25%	28%
Europe, the Middle East and Africa (EMEA)	14	7
Asia Pacific	15	15
(1) Constant currency excludes the effect of divestiture and currency exchange.
GROSS PROFIT Gross profit increased $371.9 million to $970.0 million in 2026 from $598.1 million in 2025. The increase in gross profit was driven by the favorable timing of raw material-related pricing compared to costs of approximately $316 million, non-raw material-related pricing and tariff surcharges in Metal Cutting, higher sales and production volumes and incremental year-over-year restructuring savings. These factors were partially offset by higher compensation costs, tariffs and general inflation, and fewer insurance proceeds received within Infrastructure during 2026. The gross profit margin for 2026 was 41.2 percent compared to 30.4 percent in 2025.
OPERATING EXPENSE Operating expense in 2026 was $479.0 million, an increase of $48.2 million, or 11 percent, from $430.8 million in 2025.
We invested further in technology and innovation to continue delivering high quality products to our customers. Research and development expenses included in operating expense totaled $43.2 million and $44.4 million for 2026 and 2025, respectively.
RESTRUCTURING AND OTHER CHARGES, NET In January 2025, we announced several actions to support the long-term competitiveness of the Company and to mitigate softer market conditions. Total restructuring and related charges for this program of $23.9 million were recorded through June 30, 2026, consisting of $19.4 million in Metal Cutting and $4.5 million in Infrastructure. The Company substantially completed the closure of a facility in Greenfield, MA and the consolidation of facilities in Barcelona, Spain during 2025 as a part of these actions.
During 2026, we recorded restructuring and related charges of $11.4 million, which consisted of $9.7 million in Metal Cutting and $1.7 million in Infrastructure. Of this amount, restructuring-related charges of $2.4 million were included in cost of goods sold and $0.1 million were included in operating expense. These amounts are inclusive of a reversal of restructuring and related charges of $1.0 million related to prior actions.
AMORTIZATION OF INTANGIBLES Amortization expense was $9.5 million and $10.8 million in 2026 and 2025, respectively.

INTEREST EXPENSE Interest expense in 2026 was $28.6 million, an increase of $3.6 million, compared to $24.9 million in 2025. The increase includes a loss of $2.2 million from the early extinguishment of the 2028 Notes in May 2026. The portion of our debt subject to variable rates of interest was approximately 4 percent and less than 1 percent at June 30, 2026 and 2025. As of June 30, 2026, we had $20 million of borrowings outstanding under the Credit Agreement and no borrowings outstanding as of June 30, 2025.
OTHER INCOME, NET In 2026, other income, net was $17.4 million compared to $13.8 million in 2025. The increase of $3.5 million is primarily due to foreign currency transactions including preferential exchange rates in Bolivia, partially offset by higher net periodic pension expense.
INCOME TAXES The effective tax rate for 2026 was 24.0 percent compared to 25.2 percent for 2025. The year-over-year change in the effective tax rate is primarily due to favorable geographical mix partially offset by prior year adjustments that include a benefit for the advanced manufacturing production credit under the Inflation Reduction Act of 2022 and $1.4 million for interest received to resolve an income tax dispute in India.
U.S. Income tax reform. On July 4, 2025, the One Big Beautiful Bill Act (OBBBA), which includes a broad range of tax reform provisions, was signed into law in the United States. We do not expect the OBBBA to have a material impact on our consolidated financial statements.
NET INCOME ATTRIBUTABLE TO KENNAMETAL Net income attributable to Kennametal was $342.4 million, or $4.42 of earnings per diluted share (EPS) in 2026, compared to $93.1 million, or EPS of $1.20 in 2025. The increase is a result of the factors previously discussed.

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
Our sales and operating income by segment are as follows:

(in thousands)	2026	2025
Sales:
Metal Cutting	$1,397,418	$1,219,686
Infrastructure	959,280	747,159
Total sales	$2,356,698	$1,966,845
Operating income:
Metal Cutting	$195,605	$86,375
Infrastructure	279,893	58,465
Corporate	(2,966)	(1,717)
Total operating income	472,532	143,123
Interest expense	28,561	24,930
Other income, net	(17,358)	(13,811)
Income before income taxes	$461,329	$132,004

METAL CUTTING

(in thousands)	2026	2025
Sales	$1,397,418	$1,219,686
Operating income	195,605	86,375
Operating margin	14.0%	7.1%

(in percentages)	2026
Organic sales growth	12%
Foreign currency exchange effect(7)	3
Business days effect(11)	—
Sales growth	15%

	2026
(in percentages)	As Reported	Constant Currency(1)
End market sales growth:
Aerospace & Defense	27%	25%
General Engineering	15	12
Transportation	5	2
Energy	24	19
Regional sales growth:
Americas	18%	17%
EMEA	13	6
Asia Pacific	10	11
(1) Constant currency excludes the effect of divestiture and currency exchange.
In 2026, Metal Cutting sales of $1,397.4 million increased by $177.7 million, or 15 percent, from 2025. This was driven by organic sales growth of 12 percent and a favorable foreign exchange effect of 3 percent.
Sales in the General Engineering end market increased primarily due to pricing and demand within the indirect channel. Aerospace & Defense end market sales increased as a result of improved build rates in the Americas, easing supply chain pressures in EMEA and our global strategic focus. Energy end market sales increased primarily due to our strategic focus and pricing. Transportation end market sales increased primarily in the Americas and EMEA due to pricing.
On a regional basis, sales in the Americas increased primarily due to pricing and indirect channel demand within General Engineering, improving build rates in Aerospace & Defense and data center power generation initiatives in Energy. Sales growth in EMEA was driven primarily by our global strategic focus on Aerospace & Defense. The sales increase in Asia Pacific was driven primarily by pricing and demand within the indirect channel in General Engineering and our global strategic focus in Aerospace & Defense.
In 2026, Metal Cutting operating income was $195.6 million, a $109.2 million increase from 2025. The increase in operating income was driven by non-raw material-related pricing and tariff surcharges, the favorable timing of raw material-related pricing compared to costs of approximately $54 million, higher sales and production volumes and incremental year-over-year restructuring savings of approximately $21 million. These factors were partially offset by higher compensation costs, and tariffs and general inflation. Metal Cutting operating margin in 2026 was 14.0 percent compared to 7.1 percent in the prior year.

INFRASTRUCTURE

(in thousands)	2026	2025
Sales	$959,280	$747,159
Operating income	279,893	58,465
Operating margin	29.2%	7.8%

(in percentages)	2026
Organic sales growth	30%
Foreign currency exchange effect(7)	2
Business days effect(11)	—
Divestiture effect(10)	(4)
Sales growth	28%

	2026
(in percentages)	As Reported	Constant Currency(1)
End market sales growth:
Aerospace & Defense	39%	35%
Energy	36	42
General Engineering	9	15
Earthworks	39	36
Regional sales growth:
Americas	35%	44%
EMEA	19	11
Asia Pacific	21	21
(1) Constant currency excludes the effect of divestiture and currency exchange.
In 2026, Infrastructure sales of $959.3 million increased by $212.1 million, or 28 percent, from 2025. This was driven by organic sales growth of 30 percent and a favorable foreign exchange effect of 2 percent, partially offset by a divestiture effect of 4 percent.
Earthworks end market sales increased as a result of pricing, share gains in mining and construction, and higher demand in construction from availability of material. Energy end market sales increased in the Americas primarily due to pricing, which was partially offset by the effect of a divestiture and declines in EMEA from softer market conditions and order timing. Sales in the General Engineering end market increased in Asia Pacific and the Americas due to pricing, share gains and project timing, partially offset by the effect of a divestiture and a decline in EMEA due to lower ceramics sales. Aerospace & Defense end market sales increased in Americas and EMEA as a result of the execution of our growth initiatives, pricing and project timing.
On a regional basis, sales in the Americas increased in all end markets due to price and higher volume in Earthworks and Aerospace & Defense, partially offset by the effect of a divestiture. Sales in EMEA increased in Earthworks and Aerospace & Defense end markets due to higher demand in construction from availability of material and execution of our growth initiatives and project timing, which was partly offset by declines in the General Engineering and Energy end markets. Sales in Asia Pacific increased primarily due to price and higher demand in General Engineering.
In 2026, Infrastructure operating income was $279.9 million, a $221.4 million increase from 2025. The increase in operating income was driven by the favorable timing of raw material-related pricing compared to costs of approximately $262 million and incremental year-over-year restructuring savings of approximately $6 million. These factors were partially offset by higher compensation costs, lower sales and production volumes, fewer insurance proceeds received during 2026 and general inflation. Infrastructure operating margin in 2026 was 29.2 percent compared to 7.8 percent in the prior year.

CORPORATE

(in thousands)	2026	2025
Corporate expense	$(2,966)	$(1,717)
In 2026, Corporate expense increased $1.2 million from 2025.

LIQUIDITY AND CAPITAL RESOURCES Cash flow from operations is the primary source of funding for working capital requirements, reinvesting in our business through capital expenditures and returning value to shareholders through dividends and share repurchases. During the year ended June 30, 2026, net cash flow used for operating activities was $4.0 million.
In May 2026, the Company completed refinancing transactions designed to enhance liquidity, extend debt maturities and increase financial flexibility. The Company issued $300.0 million of 5.800% Senior Unsecured Notes due 2036 (the "2036 Notes"). Net proceeds from the 2036 Notes were used to fund a tender offer for the Company's outstanding 4.625 percent Senior Unsecured Notes due 2028 (the "2028 Notes"). The tender offer resulted in the repurchase of $209.4 million out of the total $300.0 million aggregate principal of the 2028 Notes. The 2028 Notes were fully redeemed on July 1, 2026 for $91.0 million including a redemption premium.

In connection with these transactions, the Company also entered into a new $500.0 million delayed-draw three-year term loan and amended its Credit Agreement to increase aggregate commitments by $200.0 million. The Company expects to have fully drawn the $500.0 million term loan by September 30, 2026, after which any undrawn commitments will no longer be available.
During fiscal 2026, we entered into the Seventh Amended and Restated Credit Agreement dated as of November 17, 2025 (the Credit Agreement). The Credit Agreement is a five-year, multi-currency, revolving credit facility, which we use to augment cash from operations and as an additional source of funds. The Credit Agreement allows for borrowings in U.S. dollars, Canadian dollars, euros, pounds sterling and Japanese yen. Interest payable under the Credit Agreement is based upon the type of borrowing under the facility and may be (1) Euro Interbank Offered Rate (EURIBOR), Sterling Overnight Index Average (SONIA), Canadian Overnight Repo Rate Average (CORRA), Tokyo Interbank Offered Rate (TIBOR) and Secured Overnight Financing Rate (SOFR) for any borrowings in euros, pounds sterling, Canadian dollars, yen and U.S. dollars, respectively, plus an applicable margin, (2) the greater of the prime rate or the Federal Funds effective rate plus an applicable margin, or (3) fixed as negotiated by us. The Credit Agreement matures in November 2030.
The Credit Agreement requires us to comply with various restrictive and affirmative covenants, including one financial covenant: a maximum leverage ratio where debt, net of domestic cash and sixty percent of the unrestricted cash held outside of the United States, must be less than or equal to 3.75 times trailing twelve months EBITDA, adjusted for certain non-cash expenses.
As of June 30, 2026 and 2025, we were in compliance with all covenants of the Credit Agreement. We had $20 million of borrowings outstanding and $830.0 million of availability as of June 30, 2026. There were no borrowings outstanding as of June 30, 2025.
Borrowings on other lines of credit and notes payable were $12.2 million and $1.0 million at June 30, 2026 and 2025, respectively. The lines of credit represented short-term borrowings under credit lines with commercial banks in the various countries in which we operate. The availability of the credit lines, translated into U.S. dollars at June 30, 2026 exchange rates, totaled $48.8 million.
For the year ended June 30, 2026, average daily borrowings outstanding under the Credit Agreement were approximately $18.2 million. The weighted average interest rate on borrowings under the Credit Agreement was 4.7 percent for the year ended June 30, 2026. Based upon our debt structure at June 30, 2026 and 2025, approximately 4 percent and less than 1 percent of our debt was exposed to variable rates of interest, respectively.
We consider the majority of the $1.1 billion unremitted earnings of our non-U.S. subsidiaries to be permanently reinvested. With regard to these unremitted earnings, we have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements. Determination of the amount of unrecognized deferred tax liability related to indefinitely reinvested earnings is not practicable due to our legal entity structure and the complexity of U.S. and local tax laws. With regard to the small portion of unremitted earnings that are not indefinitely reinvested, we maintain a deferred tax liability for foreign withholding and U.S. state income taxes. The deferred tax liability associated with unremitted earnings of our non-U.S. subsidiaries not permanently reinvested is $6.8 million as of June 30, 2026.
At June 30, 2026, we had cash and cash equivalents of $95.8 million. Total Kennametal Shareholders’ equity was $1,569.8 million and total debt was $717.5 million. Our current senior credit ratings are considered investment grade. We believe that our current financial position, liquidity and credit ratings provide us with access to the capital markets. We continue to closely monitor our liquidity position and the condition of the capital markets, as well as the counterparty risk of our credit providers.
We expect to fund our anticipated cash requirements through a combination of cash generated from operations, cash on hand and available borrowings. While management believes these sources of liquidity will be sufficient to meet the Company's expected cash requirements, there can be no assurance that actual operating results, cash flows or capital needs will not differ from current expectations. We believe that our cash and cash equivalents, cash flow from operations and available borrowings are sufficient to meet both the short-term and long-term capital needs of the Company.

The following is a summary of our contractual obligations and other commercial commitments as of June 30, 2026:

Contractual Obligations (in thousands)		Total	2027	2028-2029	2030-2031	Thereafter
Long-term debt, including current maturities	(2)	$905,802	$116,602	$51,600	$351,600	$386,000
Other lines of credit and notes payable		32,321	32,321	—	—	—
Pension benefit payments		(3)	59,148	112,185	107,025	(3)
Postretirement benefit payments		(3)	893	1,559	1,302	(3)
Operating leases	(4)	53,766	13,689	17,377	9,082	13,618
Purchase obligations	(5)	73,284	72,657	583	44	—
Unrecognized tax benefits	(6)	4,070	1,492	2,052	—	526
Total			$296,802	$185,356	$469,053
(2)Long-term debt includes interest obligations of $216.4 million and excludes unamortized debt issuance costs of $4.2 million. The 2028 Notes were fully redeemed on July 1, 2026 and are reflected in the fiscal 2027 column in the table. Not reflected in the table are any amounts related to the $500.0 million three-year delayed draw term loan that was established in May 2026 as there were no amounts drawn as of June 30, 2026.
(3)Annual payments are expected to continue into the foreseeable future at the amounts noted in the table.
(4)In 2025, the Company signed a material lease agreement related to a future innovation center in Germany. The lease has not yet commenced as the facility has yet to be constructed and the Company does not have the right to use the property until the future handover date. The future cash flows related to this lease are not included in the table.
(5)Purchase obligations consist of purchase commitments for materials, supplies and machinery and equipment as part of the ordinary conduct of business. Purchase obligations with variable price provisions were determined assuming market prices as of June 30, 2026 remain constant.
(6)Unrecognized tax benefits are positions taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. These amounts include interest of $0.8 million and a penalty of $0.1 million accrued related to such positions as of June 30, 2026. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

Other Commercial Commitments (in thousands)	Total	2027	2028-2029	2030-2031	Thereafter
Standby letters of credit	$5,047	$5,047	$—	$—	$—
Guarantees	12,567	3,764	8,803	—	—
Total	$17,614	$8,811	$8,803	$—	$—
The standby letters of credit relate to insurance and other activities. The guarantees are non-debt guarantees with financial institutions, which are required primarily for security deposits, product performance guarantees and advances.
Share Repurchase Program. In February 2024, the Board of Directors of the Company authorized a $200 million, three-year share repurchase program outside of the Company's dividend reinvestment program. During 2026, the Company repurchased 475 thousand shares of common stock for $10 million. Subsequent to these repurchases, the Company paused activity under the share repurchase program. The Company expects to reassess repurchase activity as cash flow generation improves.
Dividends. In fiscal 2026, the Board of Directors of the Company declared a dividend of $0.20 per share in each quarter for a total of $61 million in dividends returned to the shareholders.
Cash Flow (Used for) Provided by Operating Activities. During 2026, net cash flow used for operating activities was $4.0 million, compared to net cash flow provided by operating activities of $208.3 million in 2025. During 2026, cash flow used for operating activities consisted of net income and non-cash items amounting to $590.5 million and changes in certain assets and liabilities netting to an outflow of $594.5 million. Contributing to the change in certain assets and liabilities were an increase in inventories of $593.4 million resulting largely from rising tungsten prices, an increase in accounts receivable of $116.9 million, an increase of other current assets of $102.1 million, which consisted primarily of prepaid assets and advance payments made to certain vendors to secure raw material supply, a decrease in other of $12.2 million and a decrease in accrued pension and postretirement benefits of $7.1 million, partially offset by an increase in accounts payable and accrued liabilities of $226.1 million and an increase in accrued income taxes of $11.0 million.
During 2025, cash flow provided by operating activities was $208.3 million consisting of net income and non-cash items amounting to $247.5 million and changes in certain assets and liabilities netting to an outflow of $39.2 million. Contributing to the change in certain assets and liabilities were an increase in inventories of $17.4 million, a decrease in accrued income taxes of $12.3 million, a decrease in accrued pension and postretirement benefits of $7.4 million, a decrease in accounts payable and accrued liabilities of $6.2 million and a decrease in other of $5.0 million, partially offset by a decrease in accounts receivable of $9.1 million.

Cash Flow Used for Investing Activities. Cash flow used for investing activities was $71.3 million for 2026 compared to $61.8 million in 2025. During 2026, cash flow used for investing activities included capital expenditures, net of $75.1 million, which consisted primarily of equipment upgrades, and proceeds from insurance recoveries of $3.4 million.
During 2025, cash flow used for investing activities was $61.8 million and included capital expenditures, net of $87.1 million, which consisted primarily of equipment upgrades, proceeds from a divestiture of $18.7 million and proceeds from insurance recoveries of $11.8 million, partially offset by an outflow of $5.2 million which includes an investment in a strategic partnership with Toolpath Labs, Inc.
Cash Flow Provided by (Used for) Financing Activities. Net cash flow provided by financing activities was $31.6 million for 2026 compared to net cash flow used for financing activities of $133.9 million in 2025. During 2026, cash flow provided by financing activities primarily included net proceeds of $297.0 million from the issuance of the 2036 Notes, a net increase in revolving and other lines of credit of $20.0 million and a net increase in notes payable of $11.3 million. These factors were partially offset by $209.4 million due to the partial tender of the 2028 Notes, $60.8 million of cash dividends paid to shareholders, $10.1 million in common shares repurchased, primarily under the share repurchase program, approximately $8.2 million of other financing activities and $8.1 million of the effect of employee benefit and stock plans and dividend reinvestment.
During 2025, cash flow used for financing activities was $133.9 million and included $61.9 million of cash dividends paid to shareholders, $60.1 million in common shares repurchased, primarily under the share repurchase program and $7.1 million of the effect of employee benefit and stock plans and dividend reinvestment.

FINANCIAL CONDITION At June 30, 2026, total assets were $3,166.8 million, an increase of $621.3 million from $2,545.4 million at June 30, 2025. Total liabilities increased $332.6 million from $1,220.8 million at June 30, 2025 to $1,553.3 million at June 30, 2026.
Working capital was $1,095.1 million at June 30, 2026, an increase of $478.1 million from $616.9 million at June 30, 2025. The increase in working capital was primarily driven by an increase in inventories of $570.2 million resulting from rising tungsten prices, an increase in accounts receivable of $113.0 million and an increase in other current assets of $94.0 million, which consisted primarily of prepaid assets and advance payments made to certain vendors to secure raw material supply. Partially offsetting these items was an increase in accounts payable of $173.9 million, a decrease in cash and cash equivalents of $44.7 million, an increase in revolving and other lines of credit and notes payable of $31.2 million, an increase in other current liabilities of $30.0 million, and increase in accrued payroll of $11.3 million and an increase in accrued income taxes of $7.4 million. Currency exchange rate effects decreased working capital by a total of approximately $16.8 million, the effects of which are included in the aforementioned changes.
Property, plant and equipment, net decreased $76.3 million from $919.9 million at June 30, 2025 to $843.6 million at June 30, 2026, primarily due to depreciation of $133.6 million, disposals of $1.8 million and a currency exchange effect of approximately $8.5 million, partially offset by capital additions of $76.9 million.
At June 30, 2026, other assets were $551.4 million, a decrease of $34.8 million from $586.2 million at June 30, 2025. The primary drivers for the decrease were a decrease in deferred income taxes of $49.2 million and amortization of intangibles of $9.5 million. Partially offsetting these items was an increase in other of $16.4 million primarily related to long-term prepaid assets. Currency exchange rate effects decreased other assets by a total of approximately $8.5 million, the effects of which are included in the aforementioned changes.
Kennametal Shareholders’ equity was $1,569.8 million at June 30, 2026, an increase of $285.9 million from $1,284.0 million in the prior year. The increase was primarily due to net income attributable to Kennametal of $342.4 million and capital stock issued under employee benefit and stock plans of $25.8 million, partially offset by cash dividends paid to Kennametal Shareholders of $60.8 million, other comprehensive loss attributable to Kennametal of $12.3 million and the repurchase of capital stock of $10.1 million primarily under the share repurchase program.

EFFECTS OF INFLATION Rising costs, including the cost of certain raw materials, continue to affect our operations throughout the world. We experienced higher levels of inflation in 2026 and expect inflation will continue to be a challenge in fiscal 2027. We will strive to minimize the effects through cost containment, productivity improvements and price increases.

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
The Company records a contract asset when it has a right to payment from a customer that is conditioned on events that have occurred other than the passage of time. The Company also records a contract liability when customers prepay but the Company has not yet satisfied its performance obligation. The Company did not have any material remaining performance obligations, contract assets or liabilities as of June 30, 2026 and 2025.
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
Goodwill. Goodwill represents the excess of cost over the fair value of the net assets of acquired companies. We evaluate the recoverability of goodwill of each of our reporting units by comparing the fair value of each reporting unit with its carrying value. Goodwill is tested at least annually for impairment. As of June 30, 2026, goodwill of $279.2 million was allocated only to the Metal Cutting reporting unit. We perform our annual impairment test during the June quarter in connection with our annual planning process unless there are impairment indicators that warrant a test prior to that quarter. We completed annual tests of goodwill impairment and recorded no impairments during 2026, 2025 or 2024 for our Metal Cutting reporting unit. We can use a qualitative test, known as "Step 0," or a quantitative method to determine whether impairment has occurred. In 2026 and 2024, we elected to perform Step 0 and were not required to conduct the quantitative analysis. In 2025, we performed a quantitative "Step 1" analysis using a combination of a discounted cash flow analysis and market multiples based upon historical and projected financial information.
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
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be an accurate prediction of the future. Certain events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately affect the estimated fair values of the Metal Cutting reporting unit may include such items as: (i) a decrease in expected future cash flows, (ii) inability to achieve the sales from our strategic growth initiatives, and (iii) increased pressure on margins due to higher inflationary costs or other factors. A significant change in any of these factors may increase the likelihood of a goodwill impairment in a future period.
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

In the valuation of our pension and other postretirement benefit liabilities, management utilizes various assumptions. Our discount rates are derived by identifying a theoretical settlement portfolio of high quality corporate bonds sufficient to provide for a plan’s projected benefit payments. This rate can fluctuate based on changes in the corporate bond yields. At June 30, 2026, a hypothetical 25 basis point increase or decrease in our discount rates would be immaterial to our pre-tax income.
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
We expect to contribute approximately $10.0 million and $0.9 million to our pension and other postretirement benefit plans, respectively, in 2027. Expected pension contributions in 2027 are primarily for international plans.
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
Income Taxes. The Company’s provision for income taxes is calculated based on income and statutory tax rates in the various jurisdictions in which the Company operates and requires the use of management’s estimates and judgments. Management judgment is required in determining the Company’s worldwide provision for income taxes and recording the related assets and liabilities, including accruals for unrecognized tax benefits and assessing the need for valuation allowances on deferred tax assets. Realization of our deferred tax assets is primarily dependent on future taxable income, the timing and amount of which are uncertain. A valuation allowance is recognized if it is “more likely than not” that some or all of a deferred tax asset will not be realized. As of June 30, 2026, the deferred tax assets net of valuation allowances relate primarily to net operating loss and other carryforwards, pension benefits, accrued employee benefits and inventory. In the event that we were to determine that we would not be able to realize our deferred tax assets in the future, an increase in the valuation allowance would be required. In the event we were to determine that we are able to use our deferred tax assets for which a valuation allowance is recorded, a decrease in the valuation allowance would be required.

NEW ACCOUNTING STANDARDS
The Company did not adopt any new accounting standards during 2026 that have had or are expected to have a material impact on the Company's consolidated financial statements or disclosures.

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
Organic sales growth. Organic sales growth is a non-GAAP financial measure of sales growth (which is the most directly comparable GAAP measure) excluding the effects of acquisitions, divestitures, business days and foreign currency exchange from year-over-year comparisons. We believe this measure provides investors with a supplemental understanding of underlying sales trends by providing sales growth on a consistent basis. We report organic sales growth at the consolidated and segment levels.

Constant currency end market sales growth. Constant currency end market sales growth is a non-GAAP financial measure of sales growth (which is the most directly comparable GAAP measure) by end market excluding the effects of acquisitions, divestitures and foreign currency exchange from year-over-year comparisons. We note that, unlike organic sales growth, constant currency end market sales growth does not exclude the effect of business days. We believe this measure provides investors with a supplemental understanding of underlying end market trends by providing end market sales growth on a consistent basis. We report constant currency end market sales growth at the consolidated and segment levels.
Constant currency regional sales growth. Constant currency regional sales growth is a non-GAAP financial measure of sales growth (which is the most directly comparable GAAP measure) by region excluding the effects of acquisitions, divestitures and foreign currency exchange from year-over-year comparisons. We note that, unlike organic sales growth, constant currency regional sales growth does not exclude the effect of business days. We believe this measure provides investors with a supplemental understanding of underlying regional trends by providing regional sales growth on a consistent basis. We report constant currency regional sales growth at the consolidated and segment levels.
Reconciliations of organic sales growth to sales growth are as follows:

Year ended June 30, 2026	Metal Cutting	Infrastructure	Total
Organic sales growth	12%	30%	19%
Foreign currency exchange effect(7)	3	2	2
Business days effect(11)	—	—	—
Divestiture effect(10)	—	(4)	(1)
Sales growth	15%	28%	20%
Reconciliations of constant currency end market sales growth to end market sales growth are as follows:

Metal Cutting
Year ended June 30, 2026	Energy	General Engineering	Aerospace & Defense	Transportation
Constant currency end market sales growth	19%	12%	25%	2%
Foreign currency exchange effect(7)	5	3	2	3
End market sales growth(8)	24%	15%	27%	5%

Infrastructure
Year ended June 30, 2026	Energy	General Engineering	Aerospace & Defense	Earthworks
Constant currency end market sales growth	42%	15%	35%	36%
Foreign currency exchange effect(7)	1	1	6	3
Divestiture effect(10)	(7)	(7)	(2)	—
End market sales growth(8)	36%	9%	39%	39%

Total
Year ended June 30, 2026	Energy	General Engineering	Aerospace & Defense	Transportation	Earthworks
Constant currency end market sales growth	34%	13%	28%	2%	36%
Foreign currency exchange effect(7)	2	2	4	3	3
Divestiture effect(10)	(4)	(2)	(1)	—	—
End market sales growth(8)	32%	13%	31%	5%	39%

Reconciliations of constant currency regional sales growth to reported regional sales growth are as follows:

	Year ended June 30, 2026
	Americas	EMEA	Asia Pacific
Metal Cutting
Constant currency regional sales growth	17%	6%	11%
Foreign currency exchange effect(7)	1	7	(1)
Regional sales growth(9)	18%	13%	10%

Infrastructure
Constant currency regional sales growth	44%	11%	21%
Foreign currency exchange effect(7)	—	8	—
Divestiture effect(10)	(9)	—	—
Regional sales growth(9)	35%	19%	21%

Total
Constant currency regional sales growth	28%	7%	15%
Foreign currency exchange effect(7)	—	7	—
Divestiture effect(10)	(3)	—	—
Regional sales growth(9)	25%	14%	15%
(7) Foreign currency exchange effect is calculated by dividing the difference between current period sales and current period sales at prior period foreign exchange rates by prior period sales.
(8) Aggregate sales for all end markets sum to the sales amount presented on Kennametal's consolidated financial statements.
(9) Aggregate sales for all regions sum to the sales amount presented on Kennametal's consolidated financial statements.
(10) Divestiture effect is calculated by dividing prior period sales attributable to divested businesses by prior period sales.
(11) Business days effect is calculated by dividing the year-over-year change in weighted average working days (based on mix of sales by country) by prior period weighted average working days.

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
Included below is a sensitivity analysis that is based upon a hypothetical 10 percent weakening or strengthening in the U.S. dollar and its effects on the June 30, 2026 currency exchange rates. We compared our contractual derivative arrangements in effect at June 30, 2026 to the hypothetical foreign exchange in the sensitivity analysis to determine the effect on pre-tax income and accumulated other comprehensive loss. Our analysis takes into consideration the different types of derivative instruments and the applicability of hedge accounting.
Also included below is a sensitivity analysis that is based upon a hypothetical 10 percent change on the effective interest rates under our current borrowing arrangements as of June 30, 2026. We compared our borrowing arrangements in effect at June 30, 2026 to the hypothetical interest rates in the sensitivity analysis to determine the effect on interest expense, pre-tax income and accumulated other comprehensive loss.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES Certain currency forward contracts that hedge significant cross-border intercompany loans are considered as other derivatives and therefore do not qualify for hedge accounting. Range forward contracts (a transaction where both a put option is purchased and a call option is sold) are designated as cash flow hedges and hedge anticipated cash flows from cross-border intercompany sales of products and services. At June 30, 2026, a hypothetical 10 percent strengthening or weakening of the U.S. dollar would have changed accumulated other comprehensive loss, net of tax, by $1.3 million and pre-tax income by $2.5 million.
DEBT, REVOLVING AND OTHER LINES OF CREDIT AND NOTES PAYABLE At June 30, 2026 and 2025, we had $717.5 million and $597.8 million, respectively, of outstanding debt, including revolving and other lines of credit and notes payable. The effective interest rate was 4.4 percent and 3.7 percent as of June 30, 2026 and 2025, respectively. Based upon our debt structure at June 30, 2026 and 2025, approximately 4 percent and less than 1 percent of our debt was exposed to variable rates of interest, respectively. A hypothetical change of 10 percent in market interest rates from June 30, 2026 levels would be immaterial.
CURRENCY EXCHANGE RATE FLUCTUATIONS Currency exchange rate fluctuations increased diluted earnings per share by $0.02 in 2026 and decreased diluted earnings per share by $0.02 in 2025. Currency exchange rate fluctuations may have a material effect on future earnings in the short term and long term.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management has conducted an assessment of the Company’s internal controls over financial reporting as of June 30, 2026 using the criteria in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of June 30, 2026, based on the criteria in Internal Control – Integrated Framework (2013) issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of June 30, 2026 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Kennametal Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kennametal Inc. and its subsidiaries (the "Company") as of June 30, 2026 and 2025, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended June 30, 2026, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Provision for Income Taxes
As described in Notes 2 and 13 to the consolidated financial statements, the Company recorded a provision for income taxes of $110.9 million for the year ended June 30, 2026. The Company’s provision for income taxes is calculated based on income and statutory tax rates in the various jurisdictions in which the Company operates and requires the use of management’s estimates and judgments. Management judgment is required in determining the Company’s worldwide provision for income taxes and recording the related assets and liabilities, including accruals for unrecognized tax benefits and assessing the need for valuation allowances on deferred tax assets.
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

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
August 12, 2026

We have served as the Company’s auditor since 2002.

CONSOLIDATED STATEMENTS OF INCOME

Year ended June 30 (in thousands, except per share data)	2026	2025	2024
Sales	$2,356,698	$1,966,845	$2,046,899
Cost of goods sold	1,386,742	1,368,775	1,419,806
Gross profit	969,956	598,070	627,093
Operating expense	478,993	430,835	433,161
Restructuring and other charges, net (Note 16)	8,909	11,813	12,152
Loss on divestiture	—	1,512	—
Amortization of intangibles	9,522	10,787	11,557
Operating income	472,532	143,123	170,223
Interest expense	28,561	24,930	26,472
Other income, net	(17,358)	(13,811)	(699)
Income before income taxes	461,329	132,004	144,450
Provision for income taxes (Note 13)	110,915	33,296	30,809
Net income	350,414	98,708	113,641
Less: Net income attributable to noncontrolling interests	8,025	5,583	4,318
Net income attributable to Kennametal	$342,389	$93,125	$109,323
PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL SHAREHOLDERS
Basic earnings per share	$4.49	$1.21	$1.38
Diluted earnings per share	$4.42	$1.20	$1.37
Basic weighted average shares outstanding	76,215	77,264	79,390
Diluted weighted average shares outstanding	77,424	77,894	79,965

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year ended June 30 (in thousands)	2026	2025	2024
Net income	$350,414	$98,708	$113,641
Other comprehensive (loss) income, net of tax
Unrealized (loss) gain on derivatives designated and qualified as cash flow hedges	(207)	771	(26)
Reclassification of unrealized gain on expired derivatives designated and qualified as cash flow hedges	(556)	(1,574)	(725)
Unrecognized net pension and other postretirement benefit plans gain (loss)	6,479	(7,965)	(10,100)
Reclassification of net pension and other postretirement benefit plans loss	8,680	6,257	4,227
Foreign currency translation adjustments	(28,974)	51,240	(14,164)
Total other comprehensive (loss) income, net of tax	(14,578)	48,729	(20,788)
Total comprehensive income	335,836	147,437	92,853
Less: comprehensive income attributable to noncontrolling interests	5,783	6,418	3,777
Comprehensive income attributable to Kennametal Shareholders	$330,053	$141,019	$89,076
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

As of June 30 (in thousands, except per share data)	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$95,791	$140,540
Accounts receivable, less allowance for doubtful accounts of $8,812 and $8,819 respectively	408,438	295,401
Inventories (Note 7)	1,108,450	538,237
Other current assets	159,092	65,092
Total current assets	1,771,771	1,039,270
Property, plant and equipment:
Land and buildings	439,537	440,187
Machinery and equipment	2,014,787	2,058,497
Less accumulated depreciation	(1,610,740)	(1,578,770)
Property, plant and equipment, net	843,584	919,914
Other assets:
Goodwill (Note 8)	279,213	282,726
Other intangible assets, less accumulated amortization of $181,878 and $175,501, respectively (Note 8)	55,886	67,209
Operating lease right-of-use assets (Note 9)	45,803	45,221
Deferred income taxes (Note 13)	41,280	90,473
Long-term prepaid pension benefit (Note 14)	87,268	75,062
Other	41,947	25,537
Total other assets	551,397	586,228
Total assets	$3,166,752	$2,545,412
LIABILITIES
Current liabilities:
Revolving and other lines of credit and notes payable (Note 12)	$32,170	$977
Current operating lease liabilities (Note 9)	11,718	12,187
Accounts payable	369,841	195,929
Accrued income taxes	15,967	8,546
Accrued vacation pay	13,121	12,123
Accrued payroll	54,803	43,461
Other current liabilities (Note 10)	179,088	149,106
Total current liabilities	676,708	422,329
Long-term debt, less current maturities (Note 11)	685,280	596,788
Operating lease liabilities (Note 9)	34,538	33,408
Deferred income taxes (Note 13)	31,016	32,609
Accrued postretirement benefits (Note 14)	5,323	5,752
Accrued pension benefits (Note 14)	96,726	106,963
Accrued income taxes	2,578	1,936
Other liabilities	21,146	20,979
Total liabilities	1,553,315	1,220,764
Commitments and contingencies (Note 20)
EQUITY
Kennametal Shareholders’ Equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 76,213 and 76,012 shares issued, respectively	95,267	95,015
Additional paid-in capital	390,310	373,902
Retained earnings	1,483,297	1,201,755
Accumulated other comprehensive loss (Note 15)	(399,030)	(386,693)
Total Kennametal Shareholders’ Equity	1,569,844	1,283,979
Noncontrolling interests	43,593	40,669
Total equity	1,613,437	1,324,648
Total liabilities and equity	$3,166,752	$2,545,412
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended June 30 (in thousands)	2026	2025	2024
OPERATING ACTIVITIES
Net income	$350,414	$98,708	$113,641
Adjustments to reconcile to cash from operations:
Depreciation	133,633	125,709	123,130
Amortization	9,522	10,787	11,557
Stock-based compensation expense	34,851	22,115	24,340
Restructuring and other charges, net	8,909	11,813	12,152
Deferred income taxes	44,686	(13,084)	(8,017)
Gain on insurance recoveries	(3,400)	(12,100)	—
Loss on divestiture	—	1,512	—
Debt refinancing charge (Note 11)	1,261	—	—
Other	10,648	2,048	1,405
Changes in certain assets and liabilities:
Accounts receivable	(116,866)	9,068	(2,624)
Inventories	(593,396)	(17,396)	36,835
Other current assets	(102,093)	2,002	(2,702)
Accounts payable and accrued liabilities	226,097	(6,157)	(6,086)
Accrued income taxes	11,006	(12,267)	(16,219)
Accrued pension and postretirement benefits	(7,051)	(7,393)	(9,481)
Other	(12,229)	(7,041)	(823)
Net cash flow (used for) provided by operating activities	(4,008)	208,324	277,108
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(76,905)	(88,971)	(107,561)
Disposals of property, plant and equipment	1,775	1,841	5,425
Proceeds from divestiture	—	18,689	—
Proceeds from insurance recoveries	3,400	11,793	—
Business acquisitions	—	—	(4,010)
Other	435	(5,177)	(3,280)
Net cash flow used for investing activities	(71,295)	(61,825)	(109,426)
FINANCING ACTIVITIES
Net increase (decrease) in notes payable	11,293	(459)	714
Net increase in revolving and other lines of credit	20,000	—	—
Term debt borrowings	296,994	—	—
Term debt repayments	(209,387)	—	—
Purchase of capital stock	(10,106)	(60,120)	(65,574)
The effect of employee benefit and stock plans and dividend reinvestment	(8,086)	(7,059)	(9,982)
Cash dividends paid to Shareholders	(60,847)	(61,852)	(63,431)
Other	(8,227)	(4,429)	(3,474)
Net cash flow provided by (used for) financing activities	31,634	(133,919)	(141,747)
Effect of exchange rate changes on cash and cash equivalents	(1,080)	(11)	(3,985)
CASH AND CASH EQUIVALENTS
Net (decrease) increase in cash and cash equivalents	(44,749)	12,569	21,950
Cash and cash equivalents, beginning of year	140,540	127,971	106,021
Cash and cash equivalents, end of year	$95,791	$140,540	$127,971
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	2026		2025		2024
Year ended June 30 (in thousands)	Shares	Amount	Shares	Amount	Shares	Amount
CAPITAL STOCK
Balance at beginning of year	76,012	$95,015	77,889	$97,361	79,835	$99,794
Dividend reinvestment	4	5	7	9	7	9
Capital stock issued under employee benefit and stock plans	677	846	614	767	649	810
Purchase of capital stock	(480)	(599)	(2,498)	(3,122)	(2,602)	(3,252)
Balance at end of year	76,213	95,267	76,012	95,015	77,889	97,361
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of year		373,902		416,620		465,406
Dividend reinvestment		110		158		169
Capital stock issued under employee benefit and stock plans		25,804		14,121		13,367
Purchase of capital stock		(9,506)		(56,997)		(62,322)
Balance at end of year		390,310		373,902		416,620
RETAINED EARNINGS
Balance at beginning of year		1,201,755		1,170,482		1,124,590
Net income attributable to Kennametal		342,389		93,125		109,323
Cash dividends ($0.80 per share in 2026, 2025 and 2024, respectively)		(60,847)		(61,852)		(63,431)
Balance at end of year		1,483,297		1,201,755		1,170,482
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of year		(386,693)		(434,588)		(414,343)
Unrealized (loss) gain on derivatives designated and qualified as cash flow hedges		(207)		771		(26)
Reclassification of unrealized gain on expired derivatives designated and qualified as cash flow hedges		(556)		(1,574)		(725)
Unrecognized net pension and other postretirement benefit plans gain (loss)		6,479		(7,965)		(10,100)
Reclassification of net pension and other postretirement benefit plans loss		8,680		6,257		4,227
Foreign currency translation adjustments		(26,733)		50,406		(13,621)
Other comprehensive (loss) income attributable to Kennametal, net of tax		(12,337)		47,895		(20,245)
Balance at end of year		(399,030)		(386,693)		(434,588)
NONCONTROLLING INTERESTS
Balance at beginning of year		40,669		38,724		38,721
Net income		8,025		5,583		4,318
Other comprehensive (loss) income, net of tax		(2,241)		836		(541)
Cash dividends		(2,860)		(4,474)		(3,774)
Balance at end of year		43,593		40,669		38,724
Total equity, June 30		$1,613,437		$1,324,648		$1,288,599
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
CASH AND CASH EQUIVALENTS Cash investments having original maturities of three months or less are considered cash equivalents. Cash equivalents principally consist of investments in money market funds and bank deposits at June 30, 2026.
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
Depreciation for financial reporting purposes is generally computed using the straight-line method over the following estimated useful lives: building and improvements over 15-40 years; machinery and equipment over 4-15 years; furniture and fixtures over 5-10 years and computer hardware and software over 3-7 years.

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
GOODWILL AND OTHER INTANGIBLE ASSETS Goodwill represents the excess of cost over the fair value of the net assets of acquired companies. Goodwill is tested at least annually for impairment. We perform our annual impairment test during the June quarter in connection with our annual planning process unless there are impairment indicators that warrant a test prior to that quarter. As of June 30, 2026, only the Metal Cutting reporting unit has goodwill recorded. We completed annual tests of goodwill impairment and recorded no impairments during 2026, 2025 or 2024 for our Metal Cutting reporting unit. We can use a qualitative test, known as "Step 0," or a quantitative method to determine whether impairment has occurred. In 2026 and 2024, we elected to perform Step 0 and were not required to conduct the quantitative analysis. In 2025, we performed a quantitative "Step 1" analysis using a combination of a discounted cash flow analysis and market multiples based upon historical and projected financial information. We apply our best judgment when assessing the reasonableness of the assumptions used to determine the fair value of the reporting unit.
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
The following tables provide the computation of diluted shares outstanding:

(in thousands)	2026	2025	2024
Weighted-average shares outstanding during period	76,215	77,264	79,390
Add: Unexercised stock options and unvested restricted stock units	1,209	630	575
Number of shares on which diluted earnings per share is calculated	77,424	77,894	79,965
Unexercised stock options with an exercise price greater than the average market price and restricted stock units not included in the computation because they were anti-dilutive	10	274	396

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
The Company records a contract asset when it has a right to payment from a customer that is conditioned on events that have occurred other than the passage of time. The Company also records a contract liability when customers prepay but the Company has not yet satisfied its performance obligation. The Company did not have any material remaining performance obligations, contract assets or liabilities as of June 30, 2026 and 2025.
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
RESEARCH AND DEVELOPMENT COSTS Research and development costs of $43.2 million, $44.4 million and $44.2 million in 2026, 2025 and 2024, respectively, were expensed as incurred. These costs are included in operating expense in the consolidated statements of income.

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
Losses of $1.6 million, $1.3 million and $4.1 million from currency transactions were included in other income, net in 2026, 2025 and 2024, respectively.
TARIFFS The Company is monitoring developments related to certain tariffs imposed under the International Emergency Economic Powers Act (IEEPA) that may result in future refunds of previously paid tariffs. Any potential recoveries are accounted for as gain contingencies and will not be recognized until realized or otherwise deemed realizable. As of June 30, 2026, refunds received were not material, and the Company had not recorded any related receivables. The Company has not recorded any liabilities associated with potential tariff recoveries, as any refunds received are expected to be reinvested in the business and no obligation to reimburse customers existed as of June 30, 2026. Any future recoveries will be recognized when the applicable accounting criteria is met.

NOTE 3 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow information, including cash paid for income taxes presented in accordance with the guidance in ASU 2023-09, is as follows for the year ended June 30, 2026:

Year ended June 30 (in thousands)	2026
Cash paid during the period for:
Interest	$27,094
Income taxes
U.S. federal	$7,683
U.S. state and local	4,066
Foreign
Bolivia	3,028
Canada	3,215
China	9,009
Germany	6,478
India	8,595
Israel	4,158
Switzerland	3,278
Other	5,713
Total income taxes	$55,223
Supplemental disclosure of non-cash information:
Changes in accounts payable related to purchases of property, plant and equipment	$(6,912)
Supplemental cash flow information, including cash paid for income taxes presented prior to the adoption of the guidance in ASU 2023-09, is as follows for the years ended June 30, 2025 and 2024:

Year ended June 30 (in thousands)	2025	2024
Cash paid during the period for:
Interest	$24,768	$26,382
Income taxes	58,646	48,518
Supplemental disclosure of non-cash information:
Changes in accounts payable related to purchases of property, plant and equipment	3,094	(4,497)

NOTE 4 —SUPPLIER FINANCE PROGRAM
We have a supplier finance program managed through two global financial institutions under which we agree to pay the financial institutions the stated amount of confirmed invoices from our participating suppliers on the invoice due date. We, or the global financial institutions, may terminate our agreements at any time upon 30 days written notice. We do not provide any forms of guarantees under these agreements. Supplier participation in the program is solely up to the supplier. We have no economic interest in a supplier’s decision to participate in the program, and their participation has no bearing on our payment terms or amounts due. The payment terms that we have with our suppliers under this program are considered commercially reasonable. As of June 30, 2026 and 2025, the obligations outstanding that the Company has confirmed as valid to the financial institutions under the program were $96.8 million and $17.3 million, respectively, and were recorded within trade accounts payable. Obligations outstanding under the supplier finance program increased during 2026 primarily due to higher purchasing activity as well as an increase in the program capacity.

The following rollforward table indicates the Company's outstanding obligations under the supplier finance program for the year ended June 30, 2026:

Year ended June 30 (in thousands)	2026
Confirmed obligations outstanding at the beginning of the year	$17,306
Invoices confirmed during the year	170,103
Confirmed invoices paid during the year	(90,654)
Confirmed obligations outstanding at the end of the year	$96,755

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
Level 3: Inputs that are unobservable.
As of June 30, 2026, the fair values of the Company’s financial assets and financial liabilities measured at fair value on a recurring basis are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$32	$—	$32
Total assets at fair value	$—	$32	$—	$32

Liabilities:
Derivatives (1)	$—	$213	$—	$213
Total liabilities at fair value	$—	$213	$—	$213
As of June 30, 2025, the fair value of the Company’s financial assets and financial liabilities measured at fair value on a recurring basis are categorized as follows:

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

The fair value of derivatives designated and not designated as hedging instruments in the consolidated balance sheets are as follows:

(in thousands)	2026	2025
Derivatives designated as hedging instruments
Other current liabilities - range forward contracts	$—	$(9)
Total derivatives designated as hedging instruments	—	(9)
Derivatives not designated as hedging instruments
Other current assets - currency forward contracts	$32	$88
Other current liabilities - currency forward contracts	(213)	(72)
Total derivatives not designated as hedging instruments	(181)	16
Total derivatives	$(181)	$7
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

(in thousands)	2026	2025	2024
Loss (gain) recognized in other income, net	$282	$(58)	$69
CASH FLOW HEDGES
Range forward contracts (a transaction where both a put option is purchased and a call option is sold) are designated as cash flow hedges and hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts are recorded in accumulated other comprehensive loss and are recognized as a component of cost of goods sold when the underlying sale of products or services is recognized into earnings. The notional amount of the contracts translated into U.S. dollars at June 30, 2026 and 2025 was zero and $4.7 million, respectively. The time value component of the fair value of range forward contracts is excluded from the assessment of hedge effectiveness.
The following represents (losses) gains, net of tax, related to cash flow hedges:

(in thousands)	2026	2025
Unrealized (loss) gain recognized in other comprehensive income (loss)	$(207)	$771
NET INVESTMENT HEDGES
As of June 30, 2026 and 2025, we had certain foreign currency-denominated intercompany loans payable with total aggregate principal amounts of ¥321.4 million and ¥82.3 million, respectively, designated as net investment hedges to hedge the foreign exchange exposure of our net investment in our China-based subsidiaries. Losses of $1.6 million and $2.2 million were recorded as a component of foreign currency translation adjustments in other comprehensive (loss) income as of June 30, 2026 and 2025, respectively.
As of June 30, 2026, the foreign currency-denominated intercompany loans payable designated as net investment hedges consisted of:

Instrument	Notional (CNY in thousands)(2)	Notional (USD in thousands)(2)	Maturity
Foreign currency-denominated intercompany loan payable	¥87,611	$12,910	January 2027
Foreign currency-denominated intercompany loan payable	¥69,658	$10,264	February 2027
Foreign currency-denominated intercompany loan payable	¥123,069	$18,134	March 2027
Foreign currency-denominated intercompany loan payable	¥41,065	$6,051	May 2027
(2) Includes principal and accrued interest.

NOTE 7 — INVENTORIES
Inventories consisted of the following at June 30:

(in thousands)	2026	2025
Finished goods	$406,605	$328,243
Work in process and powder blends	783,469	225,726
Raw materials	279,816	90,257
Inventories at current cost	1,469,890	644,226
Less: LIFO valuation	(361,440)	(105,989)
Total inventories	$1,108,450	$538,237
We used the LIFO method of valuing inventories for approximately 34 percent and 34 percent of total inventories at June 30, 2026 and 2025, respectively.

NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS
As of June 30, 2026, goodwill of $279.2 million was allocated to the Metal Cutting reporting unit. We completed annual tests of goodwill impairment and recorded no impairments during 2026, 2025 or 2024 for our Metal Cutting reporting unit.
A summary of the carrying amount of goodwill attributable to each segment, as well as the changes in such, is as follows:

(in thousands)	Metal Cutting	Infrastructure	Total
Gross goodwill	$449,228	$633,211	$1,082,439
Accumulated impairment losses	(177,661)	(633,211)	(810,872)
Balance as of June 30, 2024	$271,567	$—	$271,567

Activity for the year ended June 30, 2025:
Change in gross goodwill due to translation	11,159	—	11,159

Gross goodwill	460,387	633,211	1,093,598
Accumulated impairment losses	(177,661)	(633,211)	(810,872)
Balance as of June 30, 2025	$282,726	$—	$282,726

Activity for the year ended June 30, 2026:
Change in gross goodwill due to translation	(3,513)	—	(3,513)

Gross goodwill	456,874	633,211	1,090,085
Accumulated impairment losses	(177,661)	(633,211)	(810,872)
Balance as of June 30, 2026	$279,213	$—	$279,213
The components of our other intangible assets were as follows:

	Estimated Useful Life (in years)	June 30, 2026		June 30, 2025
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Technology-based and other	4 to 20	$27,800	$(23,805)	$32,699	$(26,243)
Customer-related	10 to 21	159,836	(117,352)	159,722	(111,184)
Unpatented technology	10 to 30	26,586	(25,852)	26,373	(24,281)
Trademarks	5 to 20	23,542	(14,869)	23,917	(13,793)
Total		$237,764	$(181,878)	$242,711	$(175,501)
Amortization expense for intangible assets was $9.5 million, $10.8 million and $11.6 million for 2026, 2025 and 2024, respectively. Estimated amortization expense for 2027 through 2031 is $8.7 million, $7.7 million, $7.6 million, $7.6 million and $7.5 million, respectively.

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
We account for non-lease components separately from lease components. These costs often relate to the payments for a proportionate share of real estate taxes, insurance, common area maintenance and other operating costs in addition to base rent. We also generally do not recognize ROU assets and liabilities for leases with an initial term of 12 months or less. Lease costs associated with leases of less than 12 months were $8.2 million, $7.7 million and $5.9 million for the years ended June 30, 2026, 2025 and 2024, respectively.
As a lessee, we have various operating lease agreements primarily related to real estate, vehicles and office and plant equipment. Our real estate leases, which are comprised primarily of manufacturing, warehousing, office and administration facilities, represent a majority of our lease liability. Our lease payments are largely fixed. Any variable lease payments, including utilities, common area maintenance and repairs and maintenance, are expensed during the period incurred. Variable lease costs were immaterial for the years ended June 30, 2026, 2025 and 2024. A majority of our real estate leases include options to extend the lease and options to early terminate the lease. Leases with an early termination option generally involve a termination payment. We review all options to extend, terminate, or purchase the ROU assets at the inception of the lease and account for these options when they are reasonably certain of being exercised. Our lease agreements generally do not contain any material residual value guarantees or materially restrictive covenants. We have signed a material lease agreement related to the Company's future innovation center in Germany. The lease has not yet commenced as the facility has yet to be constructed and the Company does not have the right to use the property until the future handover date. We do not have any material lease transactions with related parties.
Operating lease expense is recognized on a straight-line basis over the lease term and is included in operating expense on our consolidated statements of income. Operating lease cost was $24.1 million, $24.3 million and $22.3 million in 2026, 2025 and 2024, respectively.
The following table sets forth supplemental balance sheet information related to our operating leases:

Year ended June 30	2026	2025	2024
Weighted average remaining lease term	7.3 years	9.6 years	8.6 years
Weighted average discount rate	4.7%	4.6%	4.3%
The following table sets forth supplemental cash flow information related to our operating leases:

Year ended June 30 (in thousands)	2026	2025	2024
Operating cash outflows from operating leases	$15,905	$16,650	$16,360
ROU assets obtained in exchange for new operating lease liabilities	$14,112	$11,754	$17,640
The following table sets forth the maturities of our operating lease liabilities and reconciles the respective undiscounted payments to the operating lease liabilities in the consolidated balance sheet as of June 30, 2026:

Year ended June 30 (in thousands)
2027	$13,689
2028	10,145
2029	7,232
2030	5,340
2031	3,742
Thereafter	13,618
Total undiscounted operating lease payments	$53,766
Less: discount to net present value	7,510
Total operating lease liabilities	$46,256

NOTE 10 — OTHER CURRENT ASSETS AND LIABILITIES
Other current assets consisted of the following at June 30:

(in thousands)	2026	2025
Advance payments to vendors	$72,471	$689
Prepayments and other tax assets	39,570	32,184
Other	47,051	32,219
Total other current assets	$159,092	$65,092
Other current liabilities consisted of the following at June 30:

(in thousands)	2026	2025
Accrued employee benefits	$48,150	$31,254
Payroll, state and local taxes	10,689	12,040
Accrued professional and legal fees	15,533	16,966
Accrued environmental	2,723	1,408
Accrued restructuring (Note 16)	7,524	11,044
Accrued interest	4,588	3,307
Other	89,881	73,087
Total other current liabilities	$179,088	$149,106

NOTE 11 — LONG-TERM DEBT
Long-term debt consisted of the following at June 30:

(in thousands)	2026	2025
5.800% Senior Unsecured Notes due fiscal 2036, net of discount of $1.0 million for 2026	$298,954	$—
2.800% Senior Unsecured Notes due fiscal 2031, net of discount of $0.1 million for 2026 and $0.1 million for 2025	299,915	299,897
4.625% Senior Unsecured Notes due fiscal 2028, net of discount of zero for 2026 and $0.6 million for 2025	90,616	299,358
Total term debt	689,485	599,255
Less unamortized debt issuance costs	(4,205)	(2,467)
Total long-term debt	$685,280	$596,788
In May 2026, the Company completed refinancing transactions designed to enhance liquidity, extend debt maturities and increase financial flexibility. The Company issued $300.0 million of 5.800% Senior Unsecured Notes due 2036 (the "2036 Notes"). Interest is paid semi-annually on May 28 and November 28 of each year. Net proceeds from the 2036 Notes were used to fund a tender offer for the Company's outstanding 4.625 percent Senior Unsecured Notes due 2028 (the "2028 Notes"). The tender offer resulted in the repurchase of $209.4 million out of the total $300.0 million aggregate principal of the 2028 Notes.
In connection with these transactions, the Company also entered into a new $500.0 million three-year term loan and amended its Credit Agreement (as defined in Note 12) to increase aggregate commitments by $200.0 million. The Company expects to have fully drawn the $500.0 million term loan by September 30, 2026, after which any undrawn commitments will no longer be available.
In February 2021, we issued $300.0 million of 2.800 percent Senior Unsecured Notes with a maturity date of March 1, 2031. Interest is paid semi-annually on March 1 and September 1 of each year.
As of June 30, 2026, the future principal maturities of long-term debt are $90.6 million in 2028, $300.0 million in 2031 and $300.0 million in 2036. The 2028 Notes were fully redeemed on July 1, 2026.
Fixed rate debt had a fair market value of $666.7 million and $570.8 million at June 30, 2026 and 2025, respectively. The Level 2 fair value is determined based on the quoted market prices for similar debt instruments as of June 30, 2026 and 2025, respectively.

NOTE 12 — REVOLVING AND OTHER LINES OF CREDIT AND NOTES PAYABLE
During fiscal 2026, we entered into the Seventh Amended and Restated Credit Agreement dated as of November 17, 2025 (the Credit Agreement). The Credit Agreement is a five-year, multi-currency, revolving credit facility, which we use to augment cash from operations and as an additional source of funds. The Credit Agreement allows for borrowings in U.S. dollars, Canadian dollars, euros, pounds sterling and Japanese yen. Interest payable under the Credit Agreement is based upon the type of borrowing under the facility and may be (1) Euro Interbank Offered Rate (EURIBOR), Sterling Overnight Index Average (SONIA), Canadian Overnight Repo Rate Average (CORRA), Tokyo Interbank Offered Rate (TIBOR) and Secured Overnight Financing Rate (SOFR) for any borrowings in euros, pounds sterling, Canadian dollars, yen and U.S. dollars, respectively, plus an applicable margin, (2) the greater of the prime rate or the Federal Funds effective rate plus an applicable margin, or (3) fixed as negotiated by us. The Credit Agreement matures in November 2030.
The Credit Agreement requires us to comply with various restrictive and affirmative covenants, including one financial covenant: a maximum leverage ratio where debt, net of domestic cash and sixty percent of the unrestricted cash held outside of the United States, must be less than or equal to 3.75 times trailing twelve months EBITDA, adjusted for certain non-cash expenses.
In May 2026, in connection with the refinancing transactions more fully described in Note 11, the Company amended its Credit Agreement to increase aggregate commitments by $200.0 million for a total of $850.0 million.
As of June 30, 2026 and 2025, we were in compliance with all covenants of the Credit Agreement. As of June 30, 2026, we had $20 million of borrowings outstanding and $830.0 million of availability. There were no borrowings outstanding as of June 30, 2025. The weighted average interest rate on borrowings under the Credit Agreement was 4.7 percent for the year ended June 30, 2026.
Borrowings on other lines of credit and notes payable were $12.2 million and $1.0 million at June 30, 2026 and 2025, respectively. The lines of credit represented short-term borrowings under credit lines with commercial banks in the various countries in which we operate. The availability of these credit lines, translated into U.S. dollars at June 30, 2026 exchange rates, totaled $48.8 million.

NOTE 13 — INCOME TAXES
Income (loss) before income taxes consisted of the following for the years ended June 30:

(in thousands)	2026	2025	2024
Income (loss) before income taxes:
United States	$210,443	$(10,085)	$(13,544)
International	250,886	142,089	157,994
Total income before income taxes	$461,329	$132,004	$144,450
Current income tax expense (benefit):
Federal	$8,015	$2,048	$(4,003)
State	3,480	346	1,045
International	54,734	43,986	41,784
Total current income tax expense	66,229	46,380	38,826
Deferred income tax expense (benefit):
Federal	$33,393	$(7,647)	$(3,389)
State	5,268	(1,549)	(2,880)
International	6,025	(3,888)	(1,748)
Total deferred income tax expense (benefit):	44,686	(13,084)	(8,017)
Provision for income taxes	$110,915	$33,296	$30,809
Effective tax rate	24.0%	25.2%	21.3%

The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes in accordance with the guidance in ASU 2023-09 is as follows for the year ended June 30, 2026:

	2026
(in thousands, except percents)	Amount	Percent
Income taxes at U.S. statutory rate	$96,879	21.0%
State income taxes, net of federal tax benefit	6,911	1.5
Foreign tax effects
China
Statutory tax rate difference	1,680	0.4
Withholding tax	3,581	0.8
Audit settlement	1,164	0.3
Other	394	0.1
Switzerland
Statutory tax rate difference	(9,907)	(2.1)
Cantonal and municipal taxes	5,651	1.2
Other	(549)	(0.1)
Other foreign jurisdictions	3,940	0.9
Effect of cross-border tax laws	1,450	0.3
Tax credits
Research & development credit	(3,271)	(0.7)
Advanced manufacturing production credit	(1,614)	(0.3)
Nontaxable or nondeductible items	2,382	0.5
Changes in unrecognized tax benefits	2,224	0.5
Total provision for income taxes and effective tax rate	$110,915	24.0%
State income taxes in Pennsylvania, Indiana, California, Minnesota, New York, Illinois and Connecticut comprise the majority of the domestic state income taxes, net of federal tax benefit for the year ended June 30, 2026.
The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes prior to the adoption of ASU 2023-09 was as follows for the years ended June 30, 2025 and 2024:

(in thousands)	2025	2024
Income taxes at U.S. statutory rate	$27,721	$30,335
State income taxes, net of federal tax benefit	(950)	(1,412)
U.S. income taxes provided on international income	3,220	4,272
Combined tax effects of international income	8,165	10,355
Change in valuation allowance and other uncertain tax positions	(103)	(3,590)
U.S. research and development credit	(2,880)	(4,026)
Advanced manufacturing production credit	(2,941)	(488)
Combined effects of Swiss tax reform	—	(7,801)
Non-deductible executive compensation	417	2,389
Other	647	775
Provision for income taxes	$33,296	$30,809
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

The components of net deferred tax assets and liabilities were as follows at June 30:

(in thousands)	2026	2025
Deferred tax assets:
Net operating loss (NOL) carryforwards	$16,028	$19,756
Inventory valuation and reserves	7,454	8,974
Accrued employee benefits	16,229	13,613
Operating lease liabilities	11,556	10,759
Other accrued liabilities	14,183	12,976
Capitalized research and development costs	20,378	42,947
Tax credits and other carryforwards	976	19,582
Intangible assets	5,557	11,618
Total	92,361	140,225
Valuation allowance	4,946	6,214
Total deferred tax assets	$87,415	$134,011
Deferred tax liabilities:
Tax depreciation in excess of book	$46,068	$53,337
Operating lease right-of-use assets	11,467	10,710
Unremitted earnings not permanently reinvested	6,795	3,754
Pension benefits	9,362	3,882
Other	3,459	4,464
Total deferred tax liabilities	$77,151	$76,147
Total net deferred tax assets	$10,264	$57,864
Included in deferred tax assets at June 30, 2026 is $1.0 million associated with tax credits and other carryforward items in the U.S. and Europe. Of that amount, $0.2 million expires through 2046, and $0.8 million does not expire.
Included in deferred tax assets at June 30, 2026 is $16.0 million associated with NOL carryforwards in U.S. state and foreign jurisdictions. Of that amount, $1.6 million expires through 2031, $0.5 million expires through 2036, $0.6 million expires through 2041, $2.5 million expires through 2046, and the remaining $10.8 million does not expire. The realization of these tax benefits is primarily dependent on future taxable income in these jurisdictions.
A valuation allowance of $4.9 million has been placed against deferred tax assets primarily in U.S. state, Hong Kong and Vietnam jurisdictions, all of which would be allocated to income tax expense upon realization of the deferred tax assets. As the respective operations generate sufficient income, the valuation allowances will be partially or fully reversed at such time we believe it will be more likely than not that the deferred tax assets will be realized. In 2026, the valuation allowance related to these deferred tax assets decreased by $1.3 million.
We consider the majority of the $1.1 billion unremitted earnings of our non-U.S. subsidiaries to be permanently reinvested. With regard to these unremitted earnings, we have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements. Determination of the amount of unrecognized deferred tax liability related to indefinitely reinvested earnings is not practicable due to our legal entity structure and the complexity of U.S. and local tax laws. With regard to the small portion of unremitted earnings that are not indefinitely reinvested, we maintain a deferred tax liability for foreign withholding and U.S. state income taxes. The deferred tax liability associated with unremitted earnings of our non-U.S. subsidiaries not permanently reinvested is $6.8 million as of June 30, 2026.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalty) is as follows as of June 30:

(in thousands)	2026	2025	2024
Balance at beginning of year	$1,694	$1,309	$6,935
Increases for tax positions of prior years	1,302	316	—
Increases for tax positions related to the current year	336	77	79
Decreases related to lapse of statute of limitations	(75)	(140)	(5,686)
Foreign currency translation	(79)	132	(19)
Balance at end of year	$3,178	$1,694	$1,309
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate in 2026, 2025 and 2024 is $3.2 million, $1.7 million and $1.3 million, respectively.
Our policy is to recognize interest and penalties related to income taxes as a component of the provision for income taxes in the consolidated statements of income. We recognized an increase of $0.7 million and $0.1 million in 2026 and 2025, respectively and a decrease of $0.9 million in 2024. As of June 30, 2026 and 2025, the amount of penalty accrued was $0.1 million.
With few exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2019. The Internal Revenue Service has audited, or the statute of limitations has expired, for all U.S. tax years prior to 2023. Various state and foreign jurisdiction tax authorities are in the process of examining our income tax returns for various tax years ranging from 2019 to 2024. We continuously review our uncertain tax positions and evaluate any potential issues that may lead to an increase or decrease in the total amount of unrecognized tax benefits recorded.

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
We have an Executive Retirement Plan for certain executives and a Supplemental Executive Retirement Plan both of which were closed to future participation as of June 15, 2017 and July 26, 2006, respectively.
We presently provide varying levels of postretirement health care and life insurance benefits to certain employees and retirees. By fiscal 2019, participants over the age of 65 were transitioned to a private exchange and some received a fixed Health Retirement Account (HRA) contribution to offset the cost of their coverage. Postretirement health and life benefits were closed to future participants as of December 31, 2016.
We use a June 30 measurement date for all of our plans. During 2025, the Company completed the wind-up of its Canadian defined benefit pension plans and recorded a settlement charge of $0.8 million. During 2023 and 2025, the Company annuitized portions of its UK defined benefit pension plans through the purchase of full buy-in policies. The Company expects to progress to a buy-out and an eventual wind-up of the UK plans after completing customary procedures including obtaining relevant regulatory approvals. The wind-up of the UK plans is expected to occur in fiscal 2027.

The funded status of our pension plans and amounts recognized in the consolidated balance sheets as of June 30 were as follows:

(in thousands)	2026	2025
Change in benefit obligation:
Benefit obligation, beginning of year	$669,030	$677,054
Service cost	1,103	909
Interest cost	32,449	34,013
Participant contributions	439	438
Actuarial gains	(7,249)	(1,772)
Benefits and expenses paid	(57,544)	(54,192)
Currency translation adjustments	(4,874)	14,887
Plan amendments	—	12
Plan settlements	(1,102)	(3,480)
Other adjustments	191	1,161
Benefit obligation, end of year	$632,443	$669,030
Change in plans' assets:
Fair value of plans' assets, beginning of year	$629,588	$636,088
Actual return on plans' assets	37,324	35,556
Company contributions	8,963	7,755
Participant contributions	439	438
Plan settlements	(1,002)	(3,480)
Benefits and expenses paid	(57,544)	(54,192)
Currency translation adjustments	(3,398)	7,330
Other adjustments	206	93
Fair value of plans' assets, end of year	$614,576	$629,588
Funded status of plans	$(17,867)	$(39,442)
Amounts recognized in the balance sheets consist of:
Long-term prepaid benefit	$87,268	$75,062
Short-term accrued benefit obligation	(8,409)	(7,541)
Accrued pension benefits	(96,726)	(106,963)
Net amount recognized	$(17,867)	$(39,442)
The pre-tax amounts related to our defined benefit pension plans recognized in accumulated other comprehensive loss were as follows at June 30:

(in thousands)	2026	2025
Unrecognized net actuarial losses	$272,996	$292,946
Unrecognized net prior service costs	1,748	1,762
Total	$274,744	$294,708
To the best of our knowledge and belief, the asset portfolios of our defined benefit pension plans do not contain our capital stock. Apart from the annuitization of the UK plans as previously mentioned, we do not issue insurance contracts to cover future annual benefits of defined benefit pension plan participants. The accumulated benefit obligation for all defined benefit pension plans was $629.9 million and $666.0 million as of June 30, 2026 and 2025, respectively.
Included in the above information are plans with accumulated benefit obligations exceeding the fair value of plan assets as of June 30 as follows:

(in thousands)	2026	2025
Projected benefit obligation	$112,580	$122,521
Accumulated benefit obligation	111,770	121,636
Fair value of plan assets	8,534	7,871

The components of net periodic pension income include the following as of June 30:

(in thousands)	2026	2025	2024
Service cost	$1,103	$909	$1,181
Interest cost	32,449	34,013	35,551
Expected return on plans' assets	(38,265)	(42,655)	(44,592)
Amortization of transition obligation	—	—	76
Amortization of prior service cost	(18)	(9)	(4)
Settlement	190	954	(4)
Recognition of actuarial losses	11,736	8,411	5,753
Other adjustments	82	302	14
Net periodic pension expense (income)	$7,277	$1,925	$(2,025)
As of June 30, 2026, the projected benefit payments, including future service accruals for these plans for 2027 through 2031, are $59.1 million, $56.9 million, $55.3 million, $54.3 million and $52.7 million, respectively, and $245.8 million in 2032 through 2036.
The amounts of accumulated other comprehensive loss expected to be recognized in net periodic pension cost during 2027 related to net actuarial losses are $11.8 million. The amount of accumulated other comprehensive income expected to be recognized in net periodic pension cost during 2027 related to transition obligations and prior service cost is immaterial.
We expect to contribute approximately $10.0 million to our pension plans in 2027, which is primarily for international plans.
Other Postretirement Benefit Plans. The funded status of our other postretirement benefit plans and the related amounts recognized in the consolidated balance sheets were as follows:

(in thousands)	2026	2025
Change in benefit obligation:
Benefit obligation, beginning of year	$6,700	$7,340
Interest cost	348	393
Actuarial losses	(83)	(78)
Benefits paid	(987)	(851)
Other	214	(104)
Benefit obligation, end of year	$6,192	$6,700
Funded status of plan	$(6,192)	$(6,700)
Amounts recognized in the balance sheets consist of:
Short-term accrued benefit obligation	$(869)	$(948)
Accrued postretirement benefits	(5,323)	(5,752)
Net amount recognized	$(6,192)	$(6,700)
The pre-tax amounts related to our other postretirement benefit plans which were recognized in accumulated other comprehensive loss were as follows at June 30:

(in thousands)	2026	2025
Unrecognized net actuarial losses	$1,487	$1,680
Unrecognized net prior service credits	(617)	(870)
Total	$870	$810
The components of net periodic other postretirement benefit cost include the following for the years ended June 30:

(in thousands)	2026	2025	2024
Interest cost	$348	$393	$424
Amortization of prior service credit	(254)	(254)	(254)
Recognition of actuarial loss	126	139	142
Net periodic other postretirement benefit cost	$220	$278	$312

As of June 30, 2026, the projected benefit payments, including future service accruals for our other postretirement benefit plans for 2027 through 2031, are $0.9 million, $0.8 million, $0.7 million, $0.7 million and $0.6 million, respectively, and $2.4 million in 2032 through 2036.
The amounts of accumulated other comprehensive loss expected to be recognized in net periodic other postretirement benefits cost during 2027 related to net actuarial losses and related to prior service credit are costs of $0.1 million and income of $0.3 million, respectively.
We expect to contribute $0.9 million to our other postretirement benefit plans in 2027.
The service cost component of net periodic pension expense (income) of $1.1 million, $0.9 million and $1.2 million for 2026, 2025 and 2024, respectively, was reported as a component of cost of goods sold and operating expense. The other components of net periodic pension expense (income) and net periodic other postretirement benefit cost totaling a net expense of $6.4 million and $1.3 million for 2026 and 2025, respectively, and a net benefit of $2.9 million for 2024 were presented as a component of other income, net.
Assumptions. The significant actuarial assumptions used to determine the present value of net benefit obligations for our defined benefit pension plans and other postretirement benefit plans were as follows:

	2026	2025	2024
Discount Rate:
U.S. plans	4.8-5.8%	5.0-5.6%	5.7-5.8%
International plans	1.1-6.9%	1.2-6.8%	1.3-7.2%
Rates of future salary increases:
U.S. plans (Executive Retirement Plan only)	4.0%	4.0%	4.0%
International plans	1.5-8.5%	1.5-7.5%	1.8-8.0%
The significant assumptions used to determine the net periodic expense (income) for our pension and other postretirement benefit plans were as follows:

	2026	2025	2024
Discount Rate:
U.S. plans	4.7-5.6%	5.7-5.8%	5.6-6.3%
International plans	1.2-6.8%	1.3-7.2%	1.8-7.3%
Rates of future salary increases:
U.S. plans (Executive Retirement Plan only)	4.0%	4.0%	4.0%
International plans	1.5-7.5%	1.8-8.0%	1.8-8.0%
Rate of return on plans assets:
U.S. plans	6.4%	6.5%	6.3%
International plans	1.3-7.3%	1.3-7.5%	1.8-7.3%
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
Our defined benefit pension plans’ asset allocations as of June 30, 2026 and 2025 and target allocations for 2027, by asset class, were as follows:

	2026	2025	Target %
Equity	12%	13%	13%
Fixed Income	74	72	72
Other	14	15	15
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
The following table presents the fair value of the benefit plans' assets by asset category as of June 30, 2026:

(in thousands)	Level 1	Level 2	Level 3	NAV(3)	Total
Common / collective trusts (3):
Blend funds	$—	$—	$—	$41,582	$41,582
Mutual funds	—	—	—	33,218	33,218
Corporate fixed income securities	—	295,961	—	—	295,961
Common stock	16	—	—	—	16
Government securities:
U.S. government securities	—	119,476	—	—	119,476
Foreign government securities	—	677	—	—	677
Other fixed income securities	—	39,023	—	—	39,023
Other	—	84,623	—	—	84,623
Total investments	$16	$539,760	$—	$74,800	$614,576

The following table presents the fair value of the benefit plans' assets by asset category as of June 30, 2025:

(in thousands)	Level 1	Level 2	Level 3	NAV(3)	Total
Common / collective trusts (3):
Blend funds	$—	$—	$—	$50,038	$50,038
Mutual funds	—	—	—	36,643	36,643
Corporate fixed income securities	—	321,975	—	—	321,975
Common stock	11	—	—	—	11
Government securities:
U.S. government securities	—	103,056	—	—	103,056
Foreign government securities	—	1,353	—	—	1,353
Other fixed income securities	—	31,475	—	—	31,475
Other	—	85,037	—	—	85,037
Total investments	$11	$542,896	$—	$86,681	$629,588
(3) Investments in common / collective trusts invest primarily in publicly traded securities and are valued using net asset value (NAV) of units of a bank collective trust. Therefore, these amounts have not been classified in the fair value hierarchy and are presented in the tables to reconcile the fair value hierarchy to the total fair value of plan assets.
Defined Contribution Plans. We sponsor several defined contribution retirement plans. Costs for defined contribution plans were $16.3 million, $16.5 million and $16.3 million in 2026, 2025 and 2024, respectively.
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

NOTE 15 — ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of and changes in accumulated other comprehensive loss (AOCL) were as follows, net of tax, for the year ended June 30, 2026 (in thousands):

Attributable to Kennametal:	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Balance, June 30, 2025	$(223,016)	$(165,859)	$2,182	$(386,693)
Other comprehensive income (loss) before reclassifications	6,479	(26,733)	(207)	(20,461)
Amounts reclassified from AOCL	8,680	—	(556)	8,124
Net other comprehensive income (loss)	15,159	(26,733)	(763)	(12,337)
AOCL, June 30, 2026	$(207,857)	$(192,592)	$1,419	$(399,030)

Attributable to noncontrolling interests:
Balance, June 30, 2025	$—	$(7,844)	$—	$(7,844)
Other comprehensive loss before reclassifications	—	(2,241)	—	(2,241)
Net other comprehensive loss	—	(2,241)	—	(2,241)
AOCL, June 30, 2026	$—	$(10,085)	$—	$(10,085)

The components of and changes in AOCL were as follows, net of tax, for the year ended June 30, 2025 (in thousands):

Attributable to Kennametal:	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Balance, June 30, 2024	$(221,308)	$(216,263)	$2,983	$(434,588)
Other comprehensive (loss) income before reclassifications	(7,965)	50,404	771	43,210
Amounts reclassified from AOCL	6,257	—	(1,574)	4,683
Net other comprehensive (loss) income	(1,708)	50,404	(803)	47,893
AOCL, June 30, 2025	$(223,016)	$(165,859)	$2,182	$(386,693)

Attributable to noncontrolling interests:
Balance, June 30, 2024	$—	$(8,680)	$—	$(8,680)
Other comprehensive income before reclassifications	—	836	—	836
Net other comprehensive income	—	836	—	836
AOCL, June 30, 2025	$—	$(7,844)	$—	$(7,844)
The components of and changes in AOCL were as follows, net of tax, for the year ended June 30, 2024 (in thousands):

Attributable to Kennametal:	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Balance, June 30, 2023	$(215,435)	$(202,641)	$3,733	$(414,343)
Other comprehensive loss before reclassifications	(10,100)	(13,622)	(26)	(23,748)
Amounts reclassified from AOCL	4,227	—	(725)	3,502
Net other comprehensive loss	(5,873)	(13,622)	(750)	(20,245)
AOCL, June 30, 2024	$(221,308)	$(216,263)	$2,983	$(434,588)

Attributable to noncontrolling interests:
Balance, June 30, 2023	$—	$(8,139)	$—	$(8,139)
Other comprehensive loss before reclassifications	—	(541)	—	(541)
Net other comprehensive loss	—	(541)	—	(541)
AOCL, June 30, 2024	$—	$(8,680)	$—	$(8,680)

Reclassifications out of AOCL for the years ended June 30, 2026, 2025 and 2024 consisted of the following:

	Year ended June 30,
Details about AOCL components (in thousands)	2026	2025	2024	Affected line item in the Income Statement
(Gains) and losses on cash flow hedges:
Forward starting interest rate swaps	$(1,020)	$(1,020)	$(1,020)	Interest expense
Currency exchange contracts	284	(1,065)	60	Cost of goods sold
Total before tax	(736)	(2,085)	(960)
Tax impact	180	511	235	Provision for income taxes
Net of tax	$(556)	$(1,574)	$(725)

Pension and other postretirement benefits:
Amortization of transition obligations	$—	$—	$76	Other (income) expense, net
Amortization of prior service credit	(272)	(263)	(258)	Other (income) expense, net
Recognition of actuarial losses	11,862	8,550	5,895	Other (income) expense, net
Total before tax	11,590	8,287	5,713
Tax impact	(2,910)	(2,030)	(1,486)	Provision for income taxes
Net of tax	$8,680	$6,257	$4,227

The amount of income tax allocated to each component of other comprehensive loss for the year ended June 30, 2026:

(in thousands)	Pre-tax	Tax impact	Net of tax
Unrealized loss on derivatives designated and qualified as cash flow hedges	$(274)	$67	$(207)
Reclassification of unrealized gain on expired derivatives designated and qualified as cash flow hedges	(736)	180	(556)
Unrecognized net pension and other postretirement benefit plans gain	8,339	(1,860)	6,479
Reclassification of net pension and other postretirement benefit plans loss	11,590	(2,910)	8,680
Foreign currency translation adjustments	(28,974)	—	(28,974)
Other comprehensive loss	$(10,055)	$(4,523)	$(14,578)
The amount of income tax allocated to each component of other comprehensive income for the year ended June 30, 2025:

(in thousands)	Pre-tax	Tax impact	Net of tax
Unrealized gain on derivatives designated and qualified as cash flow hedges	$1,021	$(250)	$771
Reclassification of unrealized gain on expired derivatives designated and qualified as cash flow hedges	(2,085)	511	(1,574)
Unrecognized net pension and other postretirement benefit plans loss	(10,193)	2,228	(7,965)
Reclassification of net pension and other postretirement benefit plans loss	8,287	(2,030)	6,257
Foreign currency translation adjustments	51,240	—	51,240
Other comprehensive income	$48,270	$459	$48,729
The amount of income tax allocated to each component of other comprehensive loss for the year ended June 30, 2024:

(in thousands)	Pre-tax	Tax impact	Net of tax
Unrealized loss on derivatives designated and qualified as cash flow hedges	$(34)	$8	$(26)
Reclassification of unrealized gain on expired derivatives designated and qualified as cash flow hedges	(960)	235	(725)
Unrecognized net pension and other postretirement benefit plans loss	(13,328)	3,228	(10,100)
Reclassification of net pension and other postretirement benefit plans loss	5,713	(1,486)	4,227
Foreign currency translation adjustments	(14,215)	51	(14,164)
Other comprehensive loss	$(22,824)	$2,036	$(20,788)

NOTE 16 — RESTRUCTURING AND OTHER CHARGES, NET
In January 2025, we announced several actions to support the long-term competitiveness of the Company and to mitigate softer market conditions. Total restructuring and related charges for this program of $23.9 million, compared to a target of approximately $20 million, were recorded through June 30, 2026, consisting of $19.4 million in Metal Cutting and $4.5 million in Infrastructure. The Company substantially completed the closure of a facility in Greenfield, MA and the consolidation of facilities in Barcelona, Spain during 2025 as a part of these actions.
During 2026, we recorded restructuring and related charges of $11.4 million, which consisted of $9.7 million in Metal Cutting and $1.7 million in Infrastructure. Of this amount, restructuring-related charges of $2.4 million were included in cost of goods sold and $0.1 million were included in operating expense. These amounts are inclusive of a reversal of restructuring and related charges of $1.0 million related to prior actions.
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
As of June 30, 2026, $7.5 million of the restructuring accrual is recorded in other current liabilities and $2.0 million is recorded in other liabilities in our consolidated balance sheet. As of June 30, 2025, $11.0 million of the restructuring accrual is recorded in other current liabilities and $2.4 million is recorded in other liabilities in our consolidated balance sheet. The amounts are as follows:

(in thousands)	June 30, 2025	Expense	Asset Write-Down	Translation	Cash Expenditures	June 30, 2026
Severance	$13,394	$8,244	$—	$(207)	$(11,867)	$9,564
Facilities	—	665	(665)	—	—	—
Total	13,394	8,909	(665)	(207)	(11,867)	9,564

(in thousands)	June 30, 2024	Expense	Asset Write-Down	Translation	Cash Expenditures	June 30, 2025
Severance	$10,799	$11,813	$—	$702	$(9,920)	$13,394
Total	10,799	11,813	—	702	(9,920)	13,394

NOTE 17 — FINANCIAL INSTRUMENTS
The methods used to estimate the fair value of our financial instruments are as follows:
Cash and Cash Equivalents, Revolving and Other Lines of Credit and Notes Payable. The carrying amounts approximate their fair value because of the short maturity of the instruments.
Long-Term Debt, Including Current Maturities. Fixed rate debt had a fair market value of $666.7 million and $570.8 million at June 30, 2026 and 2025, respectively. The Level 2 fair value is determined based on the quoted market prices for similar debt instruments as of June 30, 2026 and 2025, respectively.
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
We are exposed to counterparty credit risk for nonperformance of derivatives and, in the unlikely event of nonperformance, to market risk for changes in interest and currency exchange rates, as well as settlement risk. We manage exposure to counterparty credit risk through credit standards, diversification of counterparties and procedures to monitor concentrations of credit risk. We do not anticipate nonperformance by any of the counterparties. As of June 30, 2026 and 2025, we had no significant concentrations of credit risk.

NOTE 18 — STOCK-BASED COMPENSATION
Stock Options. Changes in our stock options for 2026 were as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic value (in thousands)
Options outstanding, June 30, 2025	101,947	$30.20
Exercised	(14,000)	20.87
Lapsed and forfeited	(87,947)	31.69
Options outstanding, June 30, 2026	—	$—	0.0	$—
Options vested and expected to vest, June 30, 2026	—	$—	0.0	$—
Options exercisable, June 30, 2026	—	$—	0.0	$—
As of June 30, 2026 and 2025, there was no unrecognized compensation cost related to options outstanding. All options were fully vested as of June 30, 2026 and 2025.
Tax benefits relating to excess stock-based compensation deductions are presented in the consolidated statements of cash flows as operating cash inflows. Tax benefits resulting from stock-based compensation deductions were less than the amounts reported for financial reporting purposes by $0.8 million, $0.8 million and $1.5 million in 2026, 2025 and 2024, respectively.
The amount of cash received from the exercise of capital stock options during 2026, 2025 and 2024 was zero. The related tax benefit was $0.1 million in 2026, and zero in 2025 and 2024. The total intrinsic value of options exercised in 2026 was $0.2 million, and zero in 2025 and 2024.
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
Changes in our performance vesting and time vesting restricted stock units for 2026 were as follows:

	Performance Vesting Stock Units	Performance Vesting Weighted Average Fair Value	Time Vesting Stock Units	Time Vesting Weighted Average Fair Value
Unvested, June 30, 2025	568,332	$24.76	1,197,215	$25.50
Granted	365,215	21.04	1,167,710	21.19
Vested	(244,574)	27.15	(681,656)	25.53
Performance metric adjustments, net	(38,930)	26.28	—	—
Forfeited	(5,536)	22.95	(50,803)	23.16
Unvested, June 30, 2026	644,507	$21.66	1,632,466	$22.48
During 2026, 2025 and 2024, compensation expense related to performance vesting and time vesting restricted stock units was $33.4 million, $21.0 million and $23.4 million, respectively. Performance vesting stock units were adjusted by 38,930 units during 2026 related to the fiscal 2025 performance year. As of June 30, 2026, the total unrecognized compensation cost related to unvested performance vesting and time vesting restricted stock units was $24.8 million and is expected to be recognized over a weighted average period of 1.5 years.

NOTE 19— ENVIRONMENTAL MATTERS
The operation of our business has exposed us to certain liabilities and compliance costs related to environmental matters. We are involved in various environmental cleanup and remediation activities at certain sites associated with our current or former operations.
We establish and maintain accruals for estimated liabilities associated with certain environmental matters. At June 30, 2026, the balance of such accruals was $12.3 million, of which $2.7 million was current. At June 30, 2025, the balance was $11.0 million, of which $1.4 million was current. These accruals are generally not discounted.

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
In February 2025, MachiningCloud, Inc. filed a lawsuit against the Company in the Superior Court of the State of California alleging breach of a contract and other matters. The Company removed the case to federal court and asserted counterclaims against MachiningCloud, Inc. MachiningCloud, Inc. initially sought damages in excess of $330 million. During the course of the litigation, certain of MachiningCloud's claims have been narrowed and the damages sought are significantly lower than originally asserted. The Company intends to vigorously defend the action and pursue its counterclaims. At this stage of the litigation, no determination can be made with regard to the outcome of the litigation, including the probability of an unfavorable outcome.
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
Related Party Transactions. Sales to affiliated companies were immaterial in 2026, 2025 and 2024. We do not have any other related party transactions that affect our operations, results of operations, cash flows or financial condition.

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

Sales to a single customer did not aggregate to more than five percent of total sales in 2026, 2025 and 2024.
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
INFRASTRUCTURE Our Infrastructure segment produces engineered tungsten carbide and ceramic components, earth cutting tools, and advanced metallurgical powders, primarily for the Earthworks, General Engineering, Energy and Aerospace & Defense end markets. These wear-resistant products include compacts, nozzles, frac seats and custom components used in oil and gas and petrochemical industries; rod blanks and abrasive water jet nozzles for general industries; earth cutting tools and systems used in underground mining, trenching and foundation drilling and road milling; tungsten carbide powders for the oil and gas, aerospace and process industries; high temperature critical wear components, tungsten penetrators and armor solutions for aerospace and defense; and ceramics used by the packaging industry for metallization of films and papers. We combine deep metallurgical and engineering expertise with advanced manufacturing capabilities, such as 3D printing, to deliver solutions that drive improved productivity for our customers. Infrastructure markets its products primarily under the Kennametal® brand and sells through a direct sales force as well as through distributors.
Segment data is summarized as follows:

(in thousands)	2026	2025	2024
Sales:
Metal Cutting	$1,397,418	$1,219,686	$1,280,781
Infrastructure	959,280	747,159	766,118
Total sales	$2,356,698	$1,966,845	$2,046,899

Cost of goods sold:
Metal Cutting	$829,720	$793,479	$807,519
Infrastructure	556,130	575,678	612,178

Operating expense:
Metal Cutting	$363,313	$329,302	$331,019
Infrastructure	113,605	99,433	100,044

Restructuring and other charges, net:
Metal Cutting	$7,190	$9,015	$8,400
Infrastructure	1,719	2,797	3,752

Amortization of intangibles:
Metal Cutting	$1,590	$1,515	$1,270
Infrastructure	7,932	9,274	10,287

(in thousands)	2026	2025	2024
Operating income:
Metal Cutting	$195,605	$86,375	$132,573
Infrastructure	279,893	58,465	39,857
Total segment operating income	475,498	144,840	172,430
Unallocated corporate expenses	(2,966)	(1,717)	(2,207)
Total operating income	$472,532	$143,123	$170,223

Interest expense	$28,561	$24,930	$26,472
Other income, net	(17,358)	(13,811)	(699)
Income before income taxes	$461,329	$132,004	$144,450

Depreciation and amortization:
Metal Cutting	$98,433	$93,544	$90,917
Infrastructure	44,722	42,953	43,770
Total depreciation and amortization	$143,155	$136,497	$134,687

Segment assets(4):
Metal Cutting	$1,406,811	$1,423,714	$1,416,884
Infrastructure	1,287,348	675,785	690,374
Corporate	472,593	445,913	396,500
Total assets	$3,166,752	$2,545,412	$2,503,758

Capital expenditures:
Metal Cutting	$40,644	$55,360	$71,148
Infrastructure	36,261	33,611	36,413
Total capital expenditures	$76,905	$88,971	$107,561
(4) Metal Cutting and Infrastructure segment assets are principally accounts receivable, less allowance for doubtful accounts, inventories, property, plant and equipment, net, goodwill and other intangible assets, net of accumulated amortization. Corporate assets are principally cash and cash equivalents, other current assets, long-term prepaid pension benefit, deferred income taxes, operating lease ROU assets and other assets.

Geographic information for sales, based on country where the sale originated, and long-lived assets is as follows:

(in thousands)	2026	2025	2024
Sales:
United States	$1,017,788	$794,575	$824,275
Germany	297,912	263,817	278,824
China	219,305	189,571	199,069
India	143,408	119,390	115,397
Canada	101,260	95,167	102,666
Italy	70,076	58,574	68,575
France	62,664	53,823	55,670
Mexico	58,481	44,672	44,408
South Africa	56,069	46,148	42,609
Spain	34,931	32,671	32,262
United Kingdom	32,633	31,971	32,013
Brazil	27,747	25,595	30,224
Other(5)	234,424	210,871	220,907
Total sales	$2,356,698	$1,966,845	$2,046,899

Total long-lived assets:
United States	$446,690	$486,762	$516,659
Germany	213,564	237,569	219,633
China	69,956	73,875	77,759
India	35,132	38,719	41,886
Israel	24,183	23,302	22,018
Canada	15,714	17,701	18,927
Other (5)	38,345	41,986	41,181
Total long-lived assets(6)	$843,584	$919,914	$938,063
(5) Other does not contain any country that individually exceeds 2 percent of total sales or total long-lived assets, respectively.
(6) Total long-lived assets as of June 30, 2026, 2025 and 2024 include property, plant and equipment, net.
The following table presents Kennametal's revenue disaggregated by segment by geography:

	Metal Cutting			Infrastructure			Total Kennametal
	2026	2025	2024	2026	2025	2024	2026	2025	2024
Americas	46%	45%	45%	59%	56%	58%	52%	49%	49%
EMEA	36	36	37	20	21	20	29	31	31
Asia Pacific	18	19	18	21	23	22	19	20	20
The following table presents Kennametal's revenue disaggregated by segment by end market:

	Metal Cutting			Infrastructure			Total Kennametal
	2026	2025	2024	2026	2025	2024	2026	2025	2024
General Engineering	53%	53%	54%	28%	33%	34%	43%	46%	46%
Transportation	24	27	27	—	—	—	14	16	17
Aerospace & Defense	15	13	12	10	9	8	13	12	11
Energy	8	7	7	24	23	22	15	13	13
Earthworks	—	—	—	38	35	36	15	13	13

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

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A — CONTROLS AND PROCEDURES
(a)Evaluation of Disclosure Controls and Procedures
The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2026. The Company’s disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance at June 30, 2026 that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
(b)Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting is included in Item 8 of this Annual Report and incorporated herein by reference.
(c)Attestation Report of the Independent Registered Public Accounting Firm
The effectiveness of Kennametal’s internal control over financial reporting as of June 30, 2026 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Item 8 of this Annual Report, which is incorporated herein by reference.
(d)Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B — OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
In the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K.

ITEM 9C — DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Information regarding the executive officers of Kennametal Inc. is as follows: Name, Age, Position, and Experience during the Past Five Years (1).
Sanjay Chowbey, 58
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
Judith L. Bacchus, 64
Vice President and Chief Administrative Officer
Vice President and Chief Administrative Officer since May 2019; Vice President and Chief Human Resources and Corporate Relations Officer since December 2015; Vice President and Chief Human Resources Officer from June 2011 to November 2015.

Dave Bersaglini, 53
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
Faisal Hamadi, 41
Vice President, Kennametal Inc. and President, Infrastructure Business Segment
Vice President, Kennametal Inc. and President, Infrastructure Business Segment since January 2025; Formerly, Vice President Value Creation Systems Office from 2024 to January 2025; Previously held positions of increasing responsibility for 17 years at Eaton Corporation.
Michelle R. Keating, 50
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
Carlonda R. Reilly, 58
Vice President and Chief Technology Officer
Vice President and Chief Technology Officer since September 2018; Formerly, Global Technology Director in Transportation and Advanced Polymers business at DuPont from January 2016 to September 2018 and Global Technology Director in Building Innovations at DuPont from 2013 to January 2016.
Patrick S. Watson, 53
Vice President Finance and Chief Financial Officer
Vice President Finance and Chief Financial Officer since June 2022; Formerly, Vice President Finance and Corporate Controller, Kennametal Inc. from March 2017 to June 2022; Vice President Finance - Industrial Business from March 2014 to February 2017; Director Finance, Kennametal EMEA from August 2011 to August 2014.

John W. Witt, 47
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
Incorporated herein by reference is the information to be provided under the captions “Proposal I. Election of Directors” in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after June 30, 2026 (2026 Proxy Statement). Also incorporated herein by reference is the information to be set forth under the caption “Ethics and Corporate Governance-Code of Conduct” and "Ethics and Corporate Governance-Corporate Governance" in the 2026 Proxy Statement.
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
The Company has a separately designated standing Audit Committee established in accordance with Section 3(a) (58) (A) of the Exchange Act. The members of the Audit Committee are: Douglas T. Dietrich (Chair); Shelley Bausch; Sagar A. Patel; and Paul Sternlieb. Incorporated herein by reference is the information provided under the caption “Board of Directors and Board Committees-Committee Functions-Audit Committee” in the 2026 Proxy Statement.

ITEM 11 — EXECUTIVE COMPENSATION
Incorporated herein by reference from our 2026 Proxy Statement is the information to be set forth under the captions “Executive Compensation, Compensation Discussion and Analysis,” "Compensation and Human Capital Committee Report," "Analysis of Risk Inherent in our Compensation Policies and Practices," "Executive Compensation Tables," "2026 Nonqualified Deferred Compensation," "Retirement Programs" and "Potential Payments Upon Termination or Change in Control." Also incorporated herein by reference from our 2026 Proxy Statement is the information to be set forth under the captions “Board of Directors Compensation and Benefits” and “Board of Directors and Board Committees - Committee Functions - Compensation and Human Capital Committee Interlocks and Insider Participation."

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated herein by reference from our 2026 Proxy Statement are: (i) the information to be set forth under the caption “Equity Compensation Plans,” (ii) the information to be set forth under the caption “Ownership of Capital Stock by Directors, Nominees and Executive Officers” with respect to the directors’ and officers’ shareholdings; and (iii) the information to be set forth under the caption “Principal Holders of Voting Securities” with respect to other beneficial owners.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated herein by reference is the information to be set forth under the captions “Ethics and Corporate Governance-Corporate Governance-Board of Director Review and Approval of Related Person Transactions,” “Executive Compensation,” “Executive Compensation Tables” and “Ethics and Corporate Governance-Corporate Governance-Board Composition and Independence” in the 2026 Proxy Statement.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated herein by reference is the information with respect to pre-approval policies set forth under the caption “Proposal II. Ratification of PricewaterhouseCoopers LLP (PCAOB ID 238) as our Independent Registered Public Accounting Firm for the Fiscal Year ending June 30, 2027-Audit Committee Pre-Approval Policy” and the information with respect to principal accountant fees and services set forth under “Proposal II. Ratification of PricewaterhouseCoopers LLP as our Independent Registered Public Accounting Firm for the Fiscal Year ending June 30, 2027-Fees and Services” to be set forth in the 2026 Proxy Statement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENNAMETAL INC.
Date: August 12, 2026	By:	/s/ John W. Witt
John W. Witt
Vice President Finance and Corporate Controller
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ SANJAY CHOWBEY Sanjay Chowbey	President and Chief Executive Officer	August 12, 2026

/s/ PATRICK S. WATSON Patrick S. Watson	Vice President and Chief Financial Officer	August 12, 2026

/s/ JOHN W. WITT John W. Witt	Vice President Finance and Corporate Controller	August 12, 2026

/s/ WILLIAM M. LAMBERT William M. Lambert	Chairman of the Board	August 12, 2026

/s/ JOSEPH ALVARADO Joseph Alvarado	Director	August 12, 2026

/s/ SHELLEY BAUSCH Shelley Bausch	Director	August 12, 2026

/s/ DOUGLAS T. DIETRICH Douglas T. Dietrich	Director	August 12, 2026

/s/ LORRAINE M. MARTIN Lorraine M. Martin	Director	August 12, 2026

/s/ SAGAR A. PATEL Sagar A. Patel	Director	August 12, 2026

/s/ PAUL STERNLIEB Paul Sternlieb	Director	August 12, 2026

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

FINANCIAL STATEMENT SCHEDULE	Page	78
Schedule II—Valuation and Qualifying Accounts for the Years Ended June 30, 2026, 2025 and 2024
3. Exhibits

3	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation of Kennametal Inc., as amended and restated through October 28, 2014	Exhibit 3.(i) of the Form 8-K filed October 30, 2014 (File No. 001-05318) is incorporated herein by reference.
3.2	By-Laws of Kennametal Inc., as amended and restated through July 26, 2016	Exhibit 10.1 of the Form 8-K filed July 28, 2016 (File No. 001-05318) is incorporated herein by reference.

4	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Indenture, dated as of June 19, 2002, by and between the Registrant and Bank One Trust Company, N.A., as trustee	Exhibit 4.1 of the Form 8-K filed June 20, 2002 (File No. 001-05318) is incorporated herein by reference.
4.2	First Supplemental Indenture, dated as of June 19, 2002, by and between the Registrant and Bank One Trust Company, N.A., as trustee	Exhibit 4.2 of the Form 8-K filed June 20, 2002 (File No. 001-05318) is incorporated herein by reference.
4.3	Indenture dated February 14, 2012 between Kennametal Inc. and U.S. Bank National Association	Exhibit 4.1 of the Form 8-K filed February 14, 2012 (File No. 001-05318) is incorporated herein by reference.
4.4	First Supplemental Indenture dated February 14, 2012 between Kennametal Inc. and U.S. Bank National Association (including Form of 3.875% Note due 2022)	Exhibit 4.2 of the Form 8-K filed February 14, 2012 (File No. 001-05318) is incorporated herein by reference.
4.5	Second Supplemental Indenture dated November 7, 2012 between Kennametal Inc. and U.S. Bank National Association (including Form of 2.650% Note due 2019)	Exhibit 4.4 of the Form 8-K filed November 7, 2012 (File No. 001-05318) is incorporated herein by reference.
4.6	Third Supplemental Indenture dated June 7, 2018 between Kennametal Inc. and U.S. Bank National Association (including Form of 4.625% Note due June 15, 2028).	Exhibit 4.1 of the Form 8-K filed June 7, 2018 (File No. 001-05318) is incorporated herein by reference.
4.7	Fourth Supplemental Indenture dated February 23, 2021 between Kennametal Inc. and U.S. Bank National Association	Exhibit 4.1 of the Form 8-K filed February 23, 2021 (File No. 001-05318) is incorporated herein by reference.
4.8	Form of 2.800% Senior Note due March 1, 2031 (form included in Fourth Supplemental Indenture)	Exhibit 4.1 of the Form 8-K filed February 23, 2021 (File No. 001-05318) is incorporated herein by reference.
4.9	Fifth Supplemental Indenture dated May 28, 2026 between Kennametal Inc. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association)	Exhibit 4.1 of the Form 8-K filed May 28, 2026 (File No. 001-05318) is incorporated herein by reference.
4.10	Form of 5.800% Senior Note due May 28, 2036 (form included in Fifth Supplemental Indenture)	Exhibit 4.1 of the Form 8-K filed May 28, 2026 (2016 (File No. 001-05318) is incorporated herein by reference.
4.11	Description of Registrant's Securities	Filed herewith.

10	Material Contracts
10.1*	Deferred Fee Plan for Outside Directors, as amended and restated effective December 30, 2008	Exhibit 10.1 of the December 31, 2008 Form 10-Q filed February 4, 2009 (File No. 001-05318) is incorporated herein by reference.
10.2*	Directors Stock Incentive Plan, as amended and restated effective December 30, 2008	Exhibit 10.2 of the December 31, 2008 Form 10-Q filed February 4, 2009 (File No. 001-05318) is incorporated herein by reference.
10.3*	Performance Bonus Stock Plan of 1995, as amended and restated effective December 30, 2008	Exhibit 10.3 of the December 31, 2008 Form 10-Q filed February 4, 2009 (File No. 001-05318) is incorporated herein by reference.
10.4*	Form of Indemnification Agreement for Named Executive Officers	Exhibit 10.2 of the Form 8-K filed March 22, 2005 (File No. 001-05318) is incorporated herein by reference.
10.5*	Schedule of Named Executive Officers who have entered into the Form of Indemnification Agreement as set forth in Exhibit 10.4	Filed herewith.
10.6*	Kennametal Inc. Executive Retirement Plan (for Designated Officers) (as amended effective December 30, 2008)	Exhibit 10.8 of the December 31, 2008 Form 10-Q filed February 4, 2009 (File No. 001-05318) is incorporated herein by reference.
10.7*	Amendment No. 1 to Kennametal Inc. Executive Retirement Plan (dated January 27, 2015)	Exhibit 10.2 to the Form 8-K dated February 2, 2015 (File No. 001-05318) is incorporated herein by reference.
10.8*	Amendment No. 2 to Kennametal Inc. Executive Retirement Plan (dated June 18, 2015)	Exhibit 10.1 of the Form 8-K filed June 23, 2015 (File No. 001-05318) is incorporated herein by reference.
10.9*	Description of Compensation Payable to Non-Employee Directors	Exhibit 10.12 of the Form 10-K filed August 10, 2018 (File No. 001-05318) is incorporated herein by reference.

10.10*	Form of Kennametal Inc. Nonstatutory Stock Option Award (granted under the Kennametal Inc. Stock and Incentive Plan of 2010)	Exhibit 10.5 of Form 10-Q filed February 8, 2011 (File No. 001-05318) is incorporated herein by reference.
10.11*	Form of Kennametal Inc. Nonstatutory Stock Option Award for Non-Employee Directors (granted under the Kennametal Inc. Stock and Incentive Plan of 2010)	Exhibit 10.6 of Form 10-Q filed February 8, 2011 (File No. 001-05318) is incorporated herein by reference
10.12*	Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013)	Appendix A of the 2013 Proxy Statement filed September 17, 2013 (File No. 001-05318) is incorporated herein by reference.
10.13*	Form of Kennametal Inc. Restricted Unit Award (granted under the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Exhibit 10.39 of Form 10-K filed August 13, 2014 (File No. 001-05318) is incorporated herein by reference.
10.14*	Form of Kennametal Inc. Nonstatutory Stock Option Award (granted under the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Exhibit 10.41 of Form 10-K filed August 13, 2014 (File No. 001-05318) is incorporated herein by reference.
10.15*	Form of Kennametal Inc. Nonstatutory Stock Option Award for Non-Employee Directors (granted under the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Exhibit 10.42 of Form 10-K filed August 13, 2014 (File No. 001-05318) is incorporated herein by reference.
10.16*	Form of Kennametal Inc. Cash Settled Share-Based Award for China-based Employees (granted under the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Exhibit 10.43 of Form 10-K filed August 13, 2014 (File No. 001-05318) is incorporated herein by reference.
10.17*	Form of Kennametal Inc. Restricted Unit Award - Alternate Form (granted under the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Exhibit 10.45 of Form 10-K filed August 13, 2014 (File No. 001-05318) is incorporated herein by reference.
10.18*	Form of Kennametal Inc. Nonstatutory Stock Option Award - Alternate Form (granted under the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Exhibit 10.46 of Form 10-K filed August 13, 2014 (File No. 001-05318) is incorporated herein by reference.
10.19*	Amendment No. 1 to the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013)	Exhibit 10.1 to the Form 8-K dated February 2, 2015 (File No. 001-05318) is incorporated herein by reference.
10.20*	Form of Kennametal Inc. Performance Unit Award (granted under Amendment No. 1 to the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Exhibit 10.3 to the Form 8-K dated February 2, 2015 (File No. 001-05318) is incorporated herein by reference.
10.21*	Form of Kennametal Inc. Restricted Unit Award (granted under Amendment No. 1 to the Kennametal Inc. Stock and Incentive Plan of 2010 (As Amended and Restated October 22, 2013))	Exhibit 10.4 to the Form 8-K dated February 2, 2015 (File No. 001-05318) is incorporated herein by reference.
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
Exhibit 10.9 to the Form 8-K dated July 30, 2015, (File No. 001-05318) is incorporated herein by reference.
10.34*	Kennametal Inc. 2016 Stock and Incentive Plan	Appendix C of 2016 Proxy Statement filed September 13, 2016 (File No. 001-05318) is incorporated by reference herein.
10.35*	Form of Kennametal Inc. Performance Unit Award (granted under Kennametal Inc. Stock and Incentive Plan of 2010, as amended and restated on October 22, 2013, and amended on January 27, 2015)	Exhibit 10.1 of the Form 10-Q filed November 7, 2016 (File No. 001-05318) is incorporated by reference herein.
10.36*	Form of Kennametal Inc. Restricted Unit Award (granted under the Kennametal Inc. 2016 Stock and Incentive Plan)	Exhibit 10.4 of the Form 10-Q filed November 7, 2016 (File No. 001-05318) is incorporated by reference herein.
10.37*	Form of Kennametal Inc. Cash Settled Share-Based Award for China-Based Employees (granted under the Kennametal Inc. 2016 Stock and Incentive Plan)	Exhibit 10.5 of the Form 10-Q filed November 7, 2016 (File No. 001-05318) is incorporated by reference herein.
10.38*	Form of Kennametal Inc. Restricted Stock Unit Award (three year cliff vest) (granted under the Kennametal Inc. 2016 Stock and Incentive Plan)	Exhibit 10.1 of the Form 10-Q filed February 8, 2017 (File No. 001-05318) is incorporated by reference herein.
10.39*	Form of Updated Kennametal Inc. Restricted Unit Award (granted under the Kennametal Inc. Stock and Incentive Plan of 2016)	Exhibit 10.74 to Form 10-K filed August 14, 2017 (File No. 001-05318) is incorporated by reference herein.
10.40*	Form of Kennametal Inc. Restricted Unit Award for Non-Employee Directors (granted under the Kennametal Inc. Stock and Incentive Plan of 2016)	Exhibit 10.75 to Form 10-K filed August 14, 2017 (File No. 001-05318) is incorporated by reference herein.
10.41*	Form of Kennametal Inc. Cash-Settled Restricted Unit Award for China-based Employees (granted under the Kennametal Inc. Stock and Incentive Plan of 2016)	Exhibit 10.76 to Form 10-K filed August 14, 2017 (File No. 001-05318) is incorporated by reference herein.
10.42*	Form of Updated Kennametal Inc. Cash-Settled Restricted Unit Award for China-based Employees (granted under the Kennametal Inc. Stock and Incentive Plan of 2016)	Exhibit 10.52 to Form 10-K filed August 13, 2019 (File No. 001-05318) is incorporated by reference herein.
10.43*	Form of Kennametal Inc. Performance Unit Award (granted under the Kennametal Inc. Stock and Incentive Plan of 2016)	Exhibit 10.77 to Form 10-K filed August 14, 2017 (File No. 001-05318) is incorporated by reference herein.
10.44*	Form of Fiscal 2020 Kennametal Inc. Performance Unit Award (granted under the Kennametal Inc. Stock and Incentive Plan of 2016)	Exhibit 10.54 to Form 10-K filed August 13, 2019 (File No. 001-05318) is incorporated by reference herein.
10.45*	Form of Kennametal Inc. Retention Restricted Unit Award (granted under the Kennametal Inc. Stock and Incentive Plan of 2016)	Exhibit 10.78 to Form 10-K filed August 14, 2017 (File No. 001-05318) is incorporated by reference herein.
10.46*	Kennametal Inc. Restoration Plan (dated January 1, 2018)	Exhibit 10.1 of the Form 8-K filed November 3, 2017 (File No. 001-05318) is incorporated herein by reference.
10.47*	Kennametal Inc. Restoration Plan Adoption Agreement (dated January 1, 2018)	Exhibit 10.2 of the Form 8-K filed November 3, 2017 (File No. 001-05318) is incorporated herein by reference.
10.48*	Second Amendment to the Kennametal Inc. Restoration Plan (dated July 1, 2019)	Exhibit 10.59 to Form 10-K filed August 13, 2019 (File No. 001-05318) is incorporated by reference herein.
10.49*	2018 Form of Officer’s Employment Agreement with certain Named Executive Officers	Exhibit 10.60 of the Form 10-K filed August 10, 2018 (File No. 001-05318) is incorporated by reference herein.
10.50*	Schedule of Executive Officers who have entered into the 2018 Form of Officer's Employment Agreement as set forth in Exhibit 10.49	Filed herewith.
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
Exhibit 10.1 of the Form 8-K filed June 15, 2022 (File No. 001-05318) is incorporated herein by reference.

10.52*	Form of Kennametal Inc. Restricted Unit Award (three-year cliff vest) (granted under the 2020 Kennametal Inc. Stock and Incentive Plan)	Exhibit 10.1 of the Form 10-Q filed February 3, 2021 (File No. 001-05318) is incorporated herein by reference.
10.53*	Form of Kennametal Inc. Restricted Unit Award (two-year cliff vest) (granted under the 2020 Kennametal Inc. Stock and Incentive Plan)	Exhibit 10.2 of the Form 10-Q filed February 3, 2021 (File No. 001-05318) is incorporated herein by reference.
10.54*	Form of Kennametal Inc. Cash-Settled Long-Term Incentive Award for China-based employees (two-year cliff vest) (granted under the 2020 Kennametal Inc. Stock and Incentive Plan)	Exhibit 10.3 of the Form 10-Q filed February 3, 2021 (File No. 001-05318) is incorporated herein by reference.
10.55*	Form of Kennametal Inc. Restricted Unit Award for Non-Employee Directors (granted under the 2020 Kennametal Inc. Stock and Incentive Plan)	Exhibit 10.4 of the Form 10-Q filed February 3, 2021 (File No. 001-05318) is incorporated herein by reference.
10.56*	Form of Kennametal Inc. Restricted Unit Award (granted under the 2020 Kennametal Inc. Stock and Incentive Plan)	Exhibit 10.5 of the Form 10-Q filed February 3, 2021 (File No. 001-05318) is incorporated herein by reference.
10.57*	Form of Kennametal Inc. Cash-Settled Long-Term Incentive Award for China-based employees (granted under the 2020 Kennametal Inc. Stock and Incentive Plan)	Exhibit 10.6 of the Form 10-Q filed February 3, 2021 (File No. 001-05318) is incorporated herein by reference.
10.58*	Form of Kennametal Inc. Performance Unit Award (granted under the 2020 Kennametal Inc. Stock and Incentive Plan)	Exhibit 10.65 to Form 10-K filed August 10, 2021 (File No. 001-05318) is incorporated by reference herein.
10.59*	Kennametal Inc. 2020 Stock and Incentive Plan	Appendix B of 2020 Proxy Statement filed September 15, 2020 (File No. 001-05318) is incorporated by reference herein.
10.60*	Form of Kennametal Inc. Cash-Settled Performance Unit Award for China-based employees (granted under the 2020 Kennametal Inc. Stock and Incentive Plan)	Exhibit 10.66 to Form 10-K filed August 9, 2023 (File No. 001-05318) is incorporated by reference herein.
10.61*	Form of Officer's Employment Agreement with President and CEO Sanjay Chowbey	Exhibit 10.67 to Form 10-K filed August 12, 2024 (File No. 001-05318) is incorporated by reference herein.
10.62*	Kennametal Inc. 2024 Stock and Incentive Plan	Appendix B of 2024 Proxy Statement filed September 17, 2024 (File No. 001-05318) is incorporated by reference herein
10.63*	Form of Kennametal Inc. Restricted Unit Award (three-year cliff vest) (granted under the 2024 Kennametal Inc. Stock and Incentive Plan)	Filed herewith.
10.64*	Form of Kennametal Inc. Restricted Unit Award (two-year cliff vest) (granted under the 2024 Kennametal Inc. Stock and Incentive Plan)	Filed herewith.
10.65*	Form of Kennametal Inc. Cash-Settled Long-Term Incentive Award for China-based employees (two-year cliff vest) (granted under the 2024 Kennametal Inc. Stock and Incentive Plan)	Filed herewith.
10.66*	Form of Kennametal Inc. Restricted Unit Award for Non-Employee Directors (granted under the 2024 Kennametal Inc. Stock and Incentive Plan)	Filed herewith.
10.67*	Form of Kennametal Inc. Restricted Unit Award (granted under the 2024 Kennametal Inc. Stock and Incentive Plan)	Filed herewith.
10.68*	Form of Kennametal Inc. Cash-Settled Long-Term Incentive Award for China-based employees (granted under the 2024 Kennametal Inc. Stock and Incentive Plan)	Filed herewith.
10.69*	Form of Kennametal Inc. Performance Unit Award (granted under the 2024 Kennametal Inc. Stock and Incentive Plan)	Filed herewith.
10.70*	Form of Kennametal Inc. Cash-Settled Performance Unit Award for China-based employees (granted under the 2024 Kennametal Inc. Stock and Incentive Plan)	Filed herewith.
10.71*	Form of Kennametal Inc. Restricted Unit Award (one-year cliff vest) (granted under the 2024 Kennametal Inc. Stock and Incentive Plan)	Filed herewith.
10.72
First Amendment to Seventh Amended and Restated Credit Agreement and Commitment Increase Amendment, dated as of May 28, 2026, among Kennametal Inc. and Kennametal Europe GmbH (the “Borrowers”), the increase lenders, the other lenders and the issuing lenders party thereto, Bank of America, N.A., London Branch, as Euro Swingline Lender, and Bank of America, N.A., as administrative agent
Exhibit 10.1 of the Form 8-K filed June 2, 2026 (2016 (File No. 001-05318) is incorporated herein by reference.
10.73
Term Loan Credit Agreement, dated as of May 28, 2026, among Kennametal Inc. (the “Borrower”), the several banks and other financial institutions or entities from time to time parties thereto (the “Lenders”), PNC Bank, National Association and U.S. Bank National Association, as co-syndication agents, and Bank of America, N.A., as administrative agent
Exhibit 10.2 of the Form 8-K filed June 2, 2026 (2016 (File No. 001-05318) is incorporated herein by reference.

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
(2)Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL: (i) the Consolidated Statements of Income for the years ended June 30, 2026, 2025 and 2024, (ii) the Consolidated Statements of Comprehensive Income for the years ended June 30, 2026, 2025 and 2024, (iii) the Consolidated Balance Sheets at June 30, 2026 and 2025, (iv) the Consolidated Statements of Cash Flows for the years ended June 30, 2026, 2025 and 2024 and (v) Notes to Consolidated Financial Statements for the years ended June 30, 2026, 2025 and 2024.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands) For the year ended June 30	Balance at Beginning of Year	Charges to Costs and Expenses	Recoveries	Other Adjustments		Deductions from Reserves		Balance at End of Year
2026
Allowance for doubtful accounts	$8,819	$1,183	$—	$341	(1)	$(1,531)	(2)	$8,812
Deferred tax asset valuation allowance	6,214	—	(1,037)	—	(1)	(231)	(3)	4,946
2025
Allowance for doubtful accounts	$7,831	$1,277	$22	$219	(1)	$(530)	(2)	$8,819
Deferred tax asset valuation allowance	5,911	—	(143)	647	(1)	(201)	(3)	6,214
2024
Allowance for doubtful accounts	$8,759	$574	$93	$(25)	(1)	$(1,570)	(2)	$7,831
Deferred tax asset valuation allowance	8,281	—	(1,501)	1	(1)	(870)	(3)	5,911

(1)Represents foreign currency translation adjustment or other adjustment against the gross asset.
(2)Represents uncollected accounts charged against the allowance.
(3)Represents primarily changes in tax rates and forfeited net operating loss deduction.

ITEM 16 — FORM 10-K SUMMARY
None.