Form 10-Q
period 2026-09-30
KENNAMETAL INC
filed 2026-11-04
CIK 55242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2026
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

As of October 30, 2026, 77,036,573 shares of the Registrant’s Capital Stock, par value $1.25 per share, were outstanding.

KENNAMETAL INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026

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

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,
(in thousands, except per share amounts)	2026	2025
Sales	$768,193	$497,974
Cost of goods sold	254,622	343,424
Gross profit	513,571	154,550
Operating expense	126,814	113,028
Restructuring and other charges, net (Note 6)	5,356	1,589
Amortization of intangibles	2,150	2,374
Operating income	379,251	37,559
Interest expense	11,472	6,186
Other expense (income), net	11,063	(2,322)
Income before income taxes	356,716	33,695
Provision for income taxes	82,258	9,064
Net income	274,458	24,631
Less: Net income attributable to noncontrolling interests	2,873	1,333
Net income attributable to Kennametal	$271,585	$23,298
PER SHARE DATA ATTRIBUTABLE TO KENNAMETAL SHAREHOLDERS
Basic earnings per share	$3.55	$0.31
Diluted earnings per share	$3.48	$0.30
Basic weighted average shares outstanding	76,590	76,128
Diluted weighted average shares outstanding	78,120	76,829

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,
(in thousands)	2026	2025
Net income	$274,458	$24,631
Other comprehensive loss, net of tax
Unrealized gain (loss) on derivatives designated and qualified as cash flow hedges	72	(8)
Reclassification of unrealized gain on derivatives designated and qualified as cash flow hedges	(193)	(166)
Unrecognized net pension and other postretirement benefit plans (loss) gain	(154)	646
Reclassification of net pension and other postretirement benefit plans loss	2,192	2,353
Foreign currency translation adjustments	(5,024)	(3,254)
Total other comprehensive loss, net of tax	(3,107)	(429)
Total comprehensive income	271,351	24,202
Less: comprehensive income attributable to noncontrolling interests	2,606	709
Comprehensive income attributable to Kennametal Shareholders	$268,745	$23,493
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)	September 30, 2026	June 30, 2026
ASSETS
Current assets:
Cash and cash equivalents	$272,758	$95,791
Accounts receivable, less allowance for doubtful accounts of $9,173 and $8,812, respectively	429,863	408,438
Inventories (Note 9)	1,615,986	1,108,450
Other current assets	200,768	159,092
Total current assets	2,519,375	1,771,771
Property, plant and equipment:
Land and buildings	452,718	439,537
Machinery and equipment	2,002,312	2,014,787
Less accumulated depreciation	(1,634,960)	(1,610,740)
Property, plant and equipment, net	820,070	843,584
Other assets:
Goodwill (Note 17)	278,273	279,213
Other intangible assets, less accumulated amortization of $182,795 and $181,878, respectively (Note 17)	52,992	55,886
Operating lease right-of-use assets	44,574	45,803
Deferred income taxes	39,894	41,280
Other	125,060	129,215
Total other assets	540,793	551,397
Total assets	$3,880,238	$3,166,752
LIABILITIES
Current liabilities:
Revolving and other lines of credit and notes payable (Note 11)	$39,951	$32,170
Current operating lease liabilities	11,901	11,718
Accounts payable	387,122	369,841
Accrued income taxes	75,389	15,967
Accrued expenses	51,571	67,924
Other current liabilities	164,906	179,088
Total current liabilities	730,840	676,708
Long-term debt, less current maturities (Note 10)	1,094,084	685,280
Operating lease liabilities	33,173	34,538
Deferred income taxes	30,829	31,016
Accrued pension and postretirement benefits	101,891	102,049
Accrued income taxes	822	2,578
Other liabilities	20,609	21,146
Total liabilities	2,012,248	1,553,315
Commitments and contingencies (Note 18)
EQUITY (Note 15)
Kennametal Shareholders’ Equity:
Preferred stock, no par value; 5,000 shares authorized; none issued	—	—
Capital stock, $1.25 par value; 120,000 shares authorized; 76,839 and 76,213 shares issued, respectively	96,049	95,267
Additional paid-in capital	389,316	390,310
Retained earnings	1,739,640	1,483,297
Accumulated other comprehensive loss	(401,870)	(399,030)
Total Kennametal Shareholders’ Equity	1,823,135	1,569,844
Noncontrolling interests	44,855	43,593
Total equity	1,867,990	1,613,437
Total liabilities and equity	$3,880,238	$3,166,752
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Three Months Ended September 30,
(in thousands)	2026	2025
OPERATING ACTIVITIES
Net income	$274,458	$24,631
Adjustments to reconcile to cash from operations:
Depreciation	31,656	32,671
Amortization of intangible assets	2,150	2,374
Stock-based compensation expense	10,876	8,239
Amortization of capitalized information technology costs	8,371	5,904
Restructuring and other charges, net (Note 6)	5,356	1,589
Deferred income taxes	184	7
Other	6,273	817
Changes in certain assets and liabilities:
Accounts receivable	(22,106)	7,026
Inventories	(515,964)	(28,027)
Other current assets	(51,186)	(16,707)
Accounts payable and accrued liabilities	(13,060)	(13,547)
Accrued income taxes	57,913	(2,937)
Accrued pension and postretirement benefits	487	(281)
Other	3,333	(4,272)
Net cash flow (used in) provided by operating activities	(201,259)	17,487
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(10,804)	(22,982)
Disposals of property, plant and equipment	409	14
Other	(2,893)	262
Net cash flow used in investing activities	(13,288)	(22,706)
FINANCING ACTIVITIES
Net increase in notes payable	28,133	421
Net decrease in revolving and other lines of credit	(20,000)	—
Term debt borrowings	500,000	—
Term debt repayments	(90,616)	—
Purchase of capital stock	(38)	(10,030)
The effect of employee benefit and stock plans and dividend reinvestment	(11,051)	(6,327)
Cash dividends paid to Shareholders	(15,242)	(15,136)
Other	(76)	(3)
Net cash flow provided by (used in) financing activities	391,110	(31,075)
Effect of exchange rate changes on cash and cash equivalents	404	(749)
CASH AND CASH EQUIVALENTS
Net increase (decrease) in cash and cash equivalents	176,967	(37,043)
Cash and cash equivalents, beginning of period	95,791	140,540
Cash and cash equivalents, end of period	$272,758	$103,497
The accompanying notes are an integral part of these condensed consolidated financial statements.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.BASIS OF PRESENTATION
The condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q, which include our accounts and those of our subsidiaries in which we have a controlling interest, should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026 (the “2026 Annual Report”). The condensed consolidated balance sheet as of June 30, 2026 was derived from the audited balance sheet included in our 2026 Annual Report. The interim statements are unaudited; however, we believe that all adjustments necessary for a fair statement of the results of the interim periods were made and all adjustments are normal recurring adjustments. The results for the three months ended September 30, 2026 are not necessarily indicative of the results to be expected for a full fiscal year. Unless otherwise specified, any reference to a “year” is to a fiscal year ended June 30. For example, a reference to 2027 is to the fiscal year ending June 30, 2027. When used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, the terms “the Company,” “we,” “our” and “us” refer to Kennametal Inc. and its subsidiaries.

2.SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three Months Ended September 30,
(in thousands)	2026	2025
Cash paid during the period for:
Interest	$7,331	$4,709
Income taxes	24,162	11,994
Supplemental disclosure of non-cash information:
Changes in accounts payable related to purchases of property, plant and equipment	(1,222)	(9,854)

3.     SUPPLIER FINANCE PROGRAM
We have a supplier finance program managed through two global financial institutions under which we agree to pay the financial institutions the stated amount of confirmed invoices from our participating suppliers on the invoice due date. We, or the global financial institutions, may terminate our agreements at any time upon 30 days written notice. We do not provide any forms of guarantees under these agreements. Supplier participation in the program is solely up to the supplier. We have no economic interest in a supplier’s decision to participate in the program, and their participation has no bearing on our payment terms or amounts due. The payment terms that we have with our suppliers under this program are considered commercially reasonable. As of September 30, 2026 and June 30, 2026, the obligations outstanding that the Company has confirmed as valid to the financial institutions under the program were $92.0 million and $96.8 million, respectively, and were recorded within trade accounts payable.

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
Level 3: Inputs that are unobservable.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of September 30, 2026, the fair values of our financial assets and financial liabilities are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$980	$—	$980
Total assets at fair value	$—	$980	$—	$980

Liabilities:
Derivatives (1)	$—	$141	$—	$141
Total liabilities at fair value	$—	$141	$—	$141

As of June 30, 2026, the fair values of our financial assets and financial liabilities are categorized as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Derivatives (1)	$—	$32	$—	$32
Total assets at fair value	$—	$32	$—	$32

Liabilities:
Derivatives (1)	$—	$213	$—	$213
Total liabilities at fair value	$—	$213	$—	$213
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
The fair value of derivatives designated and not designated as hedging instruments in the condensed consolidated balance sheets are as follows:

(in thousands)	September 30, 2026	June 30, 2026
Derivatives designated as hedging instruments
Other current assets - range forward contracts	$150	$—
Other current liabilities - range forward contracts	—	—
Total derivatives designated as hedging instruments	150	—
Derivatives not designated as hedging instruments
Other current assets - currency forward contracts	$830	$32
Other current liabilities - currency forward contracts	(141)	(213)
Total derivatives not designated as hedging instruments	689	(181)
Total derivatives	$839	$(181)

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

	Three Months Ended September 30,
(in thousands)	2026	2025
Other (income) expense, net	$(677)	$3

CASH FLOW HEDGES
Range forward contracts (a transaction where both a put option is purchased and a call option is sold) are designated as cash flow hedges and hedge anticipated cash flows from cross-border intercompany sales of products and services. Gains and losses realized on these contracts are recorded in accumulated other comprehensive loss and are recognized as a component of cost of goods sold when the underlying sale of products or services is recognized into earnings. The notional amount of the contracts translated into U.S. dollars at September 30, 2026 and June 30, 2026 was $13.6 million and zero, respectively. The time value component of the fair value of range forward contracts is excluded from the assessment of hedge effectiveness.
The following represents gains (losses), net of tax, related to cash flow hedges:

	Three Months Ended September 30,
(in thousands)	2026	2025
Unrealized gain (loss) recognized in other comprehensive loss	$72	$(8)
No portion of the gains or losses recognized in earnings was due to ineffectiveness and no amounts were excluded from our effectiveness testing for the three months ended September 30, 2026 and 2025.

NET INVESTMENT HEDGES
As of September 30, 2026, we had certain foreign currency-denominated intercompany loans payable with total aggregate principal amount of ¥324.0 million, designated as net investment hedges to hedge the foreign exchange exposure of our net investment in our China-based subsidiaries. As of June 30, 2026, we had ¥321.4 million foreign currency-denominated intercompany loans payable designated as net investment hedges to hedge the foreign exchange exposure of our net investment in our China-based subsidiaries. Losses of $0.7 million and $0.1 million were recorded as a component of foreign currency translation adjustments in other comprehensive loss for the three months ended September 30, 2026 and 2025, respectively.
As of September 30, 2026, the foreign currency-denominated intercompany loans payable designated as net investment hedges consisted of:

Instrument	Notional (EUR and CNY in thousands)(2)	Notional (USD in thousands)(2)	Maturity
Foreign currency-denominated intercompany loan payable	¥124,007	$18,494	March 2027
Foreign currency-denominated intercompany loan payable	¥41,379	$6,171	May 2027
Foreign currency-denominated intercompany loan payable	¥88,274	$13,165	July 2027
Foreign currency-denominated intercompany loan payable	¥70,337	$10,490	August 2027
(2) Includes principal and accrued interest.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.    RESTRUCTURING AND OTHER CHARGES, NET
We recorded a net benefit from the reversal of restructuring and related charges of $0.1 million for the three months ended September 30, 2026. Included in this amount were restructuring related charges of $0.1 million included in cost of goods sold.
Also included in other charges, net for the three months ended September 30, 2026 was an impairment of $5.0 million related to an equity investment and a charge of $0.6 million related to an impairment of property.
We recorded restructuring and related charges of $3.2 million for the three months ended September 30, 2025, which consisted of $3.3 million in Metal Cutting and a reversal of $0.1 million in Infrastructure. Included in this amount were restructuring related charges of $1.6 million included in cost of goods sold.
As of September 30, 2026, $5.8 million and $1.5 million of the restructuring accrual was recorded in other current liabilities and other liabilities, respectively, in our condensed consolidated balance sheet. As of June 30, 2026, $7.5 million and $2.0 million of the restructuring accrual was recorded in other current liabilities and other liabilities, respectively. The amounts are as follows:

(in thousands)	June 30, 2026	Expense	Asset Write-Down	Translation	Cash Expenditures	September 30, 2026
Severance	$9,564	$(216)	$—	$3	$(2,030)	$7,321
Total	$9,564	$(216)	$—	$3	$(2,030)	$7,321

7.    STOCK-BASED COMPENSATION
Restricted Stock Units – Performance Vesting and Time Vesting
Changes in our performance vesting and time vesting restricted stock units for the three months ended September 30, 2026 were as follows:

	Performance Vesting Stock Units	Performance Vesting Weighted Average Fair Value	Time Vesting Stock Units	Time Vesting Weighted Average Fair Value
Unvested, June 30, 2026	644,507	$21.66	1,632,466	$22.48
Granted	303,716	31.22	594,084	31.34
Vested	(343,057)	25.98	(558,874)	23.42
Performance metric adjustments, net	264,367	24.65	—	—
Forfeited	(10,984)	23.28	(10,902)	24.04
Unvested, September 30, 2026	858,549	$24.22	1,656,774	$25.33
During the three months ended September 30, 2026 and 2025, compensation expense related to time vesting and performance vesting restricted stock units was $10.2 million and $7.4 million, respectively. Performance vesting stock units were adjusted by 264,367 units during the three months ended September 30, 2026 related to the fiscal 2026 performance year. As of September 30, 2026, the total unrecognized compensation cost related to unvested time vesting and performance vesting restricted stock units was $39.0 million and is expected to be recognized over a weighted average period of 1.9 years.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.    PENSION AND OTHER POSTRETIREMENT BENEFITS
The table below summarizes the components of net periodic pension expense:

	Three Months Ended September 30,
(in thousands)	2026	2025
Service cost	$279	$277
Interest cost	8,023	8,128
Expected return on plan assets	(8,947)	(9,572)
Amortization of prior service credit	(4)	(4)
Recognition of actuarial loss	2,950	2,922
Net periodic pension expense	$2,301	$1,751

The table below summarizes the components of net periodic other postretirement benefit cost:

	Three Months Ended September 30,
(in thousands)	2026	2025
Interest cost	$80	$87
Amortization of prior service credit	(63)	(63)
Recognition of actuarial loss	29	31
Net periodic other postretirement benefit cost	$46	$55
The service cost component of net periodic pension expense is reported as a component of cost of goods sold and operating expense. All other components of net periodic pension expense and net periodic other postretirement benefit cost are reported as a component of other expense (income), net.

9.    INVENTORIES
We used the last-in, first-out (LIFO) method of valuing inventories for 29 percent and 34 percent of total inventories at September 30, 2026 and June 30, 2026, respectively. Inventory valuations under the LIFO method are based on an annual determination of quantities and costs as of June 30 of each year; therefore, the interim LIFO valuations are based on our projections of expected year-end inventory levels and costs and are subject to any final year-end LIFO inventory adjustments.
Inventories consisted of the following:

(in thousands)	September 30, 2026	June 30, 2026
Finished goods	$575,559	$406,605
Work in process and powder blends	1,022,442	783,469
Raw materials	388,706	279,816
Inventories at current cost	1,986,707	1,469,890
Less: LIFO valuation	(370,721)	(361,440)
Total inventories	$1,615,986	$1,108,450

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.    LONG-TERM DEBT
Long-term debt consisted of the following at:

(in thousands)	September 30, 2026	June 30, 2026
5.800% Senior Unsecured Notes due fiscal 2036, net of discount of $1.0 million for September 30 and June 30, 2026	$298,980	$298,954
2.800% Senior Unsecured Notes due fiscal 2031, net of discount of $0.1 million for September 30 and June 30, 2026	299,919	299,915
Term Loan due fiscal 2030	500,000	—
4.625% Senior Unsecured Notes due fiscal 2028, net of discount of zero for June 30, 2026	—	90,616
Total term debt	1,098,899	689,485
Less unamortized debt issuance costs	(4,815)	(4,205)
Total long-term debt	$1,094,084	$685,280

In May 2026, the Company completed refinancing transactions designed to enhance liquidity, extend debt maturities and increase financial flexibility. The Company issued $300.0 million of 5.800% Senior Unsecured Notes due 2036 (the "2036 Notes"). Interest is paid semi-annually on May 28 and November 28 of each year. Net proceeds from the 2036 Notes were used to fund a tender offer for the Company's outstanding 4.625 percent Senior Unsecured Notes due 2028 (the "2028 Notes"). The tender offer resulted in the repurchase of $209.4 million out of the total $300.0 million aggregate principal of the 2028 Notes in fiscal 2026. The 2028 Notes were fully redeemed on July 1, 2026.
In connection with these transactions, the Company also entered into a new $500.0 million three-year term loan (the "Term Loan") and amended its Credit Agreement (as defined in Note 11) to increase aggregate commitments by $200.0 million. The Company has fully drawn the Term Loan as of September 30, 2026. Borrowings under the Term Loan bear interest at variable rates based on either Term SOFR or an alternate base rate, in each case plus an applicable margin. The term loan matures in fiscal 2030, three years from the date of the initial borrowing.
In February 2021, we issued $300.0 million of 2.800 percent Senior Unsecured Notes with a maturity date of March 1, 2031. Interest is paid semi-annually on March 1 and September 1 of each year.
Fixed rate debt had a fair market value of $551.0 million and $666.7 million at September 30, 2026 and June 30, 2026, respectively. The Level 2 fair value is determined based on the quoted market prices for similar debt instruments as of September 30, 2026 and June 30, 2026, respectively.

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
As of September 30, 2026, we were in compliance with all the covenants of the Credit Agreement, and there were no borrowings outstanding and $850.0 million of additional availability. There were borrowings outstanding of $20 million as of June 30, 2026.

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Borrowings on other lines of credit and notes payable were $40.0 million and $12.2 million at September 30, 2026 and June 30, 2026, respectively.

12.     ENVIRONMENTAL MATTERS
The operation of our business has exposed us to certain liabilities and compliance costs related to environmental matters. We are involved in various environmental cleanup and remediation activities at certain sites associated with our current or former operations.
We establish and maintain accruals for estimated liabilities associated with certain environmental matters. At September 30, 2026, the balance of such accruals was $12.3 million, of which $2.8 million was current. At June 30, 2026, the balance was $12.3 million, of which $2.7 million was current.
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

13.     INCOME TAXES
The effective income tax rates for the three months ended September 30, 2026 and 2025 were 23.1 percent and 26.9 percent, respectively. The year-over-year change is primarily due to favorable geographical earnings mix and lower U.S. tax provided on international earnings, partially offset by a benefit recorded in the prior year quarter for a tax rate change enacted in Germany.

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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table provides the computation of diluted shares outstanding for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
(in thousands)	2026	2025
Weighted-average shares outstanding during the period	76,590	76,128
Add: Unexercised stock options and unvested restricted stock units	1,530	701
Number of shares on which diluted earnings per share is calculated	78,120	76,829
Unexercised stock options with an exercise price greater than the average market price and restricted stock units not included in the computation because they were anti-dilutive	21	653

15.    EQUITY
A summary of the changes in the carrying amounts of total equity, Kennametal Shareholders’ equity and equity attributable to noncontrolling interests for the three months ended September 30, 2026 and 2025 is as follows:

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of June 30, 2026	$95,267	$390,310	$1,483,297	$(399,030)	$43,593	$1,613,437
Net income	—	—	271,585	—	2,873	274,458
Other comprehensive loss	—	—	—	(2,840)	(267)	(3,107)
Dividend reinvestment	2	36	—	—	—	38
Capital stock issued under employee benefit and stock plans(2)	782	(994)	—	—	—	(212)
Purchase of capital stock	(2)	(36)	—	—	—	(38)
Cash dividends ($0.20 per share)	—	—	(15,242)	—	—	(15,242)
Cash dividends to noncontrolling interests	—	—	—	—	(1,344)	(1,344)
Total equity, September 30, 2026	$96,049	$389,316	$1,739,640	$(401,870)	$44,855	$1,867,990

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Kennametal Shareholders’ Equity
(in thousands, except per share amounts)	Capital stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance as of June 30, 2025	$95,015	$373,902	$1,201,755	$(386,693)	$40,669	$1,324,648
Net income	—	—	23,298	—	1,333	24,631
Other comprehensive loss	—	—	—	196	(625)	(429)
Dividend reinvestment	2	37	—	—	—	39
Capital stock issued under employee benefit and stock plans(2)	683	1,191	—	—	—	1,874
Purchase of capital stock	(596)	(9,434)	—	—	—	(10,030)
Cash dividends ($0.20 per share)	—	—	(15,136)	—	—	(15,136)
Total equity, September 30, 2025	$95,104	$365,696	$1,209,917	$(386,497)	$41,377	$1,325,597
(2) Net of restricted stock units delivered upon vesting to satisfy tax withholding requirements.
The amounts of comprehensive loss attributable to Kennametal Shareholders and noncontrolling interests are disclosed in the condensed consolidated statements of comprehensive income.

16.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of, and changes in, accumulated other comprehensive loss (AOCL) were as follows, net of tax, for the three months ended September 30, 2026:

(in thousands)	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Attributable to Kennametal:
Balance, June 30, 2026	$(207,857)	$(192,592)	$1,419	$(399,030)
Other comprehensive (loss) income before reclassifications	(154)	(4,757)	72	(4,839)
Amounts reclassified from AOCL	2,192	—	(193)	1,999
Net other comprehensive income (loss)	2,038	(4,757)	(121)	(2,840)
AOCL, September 30, 2026	$(205,819)	$(197,349)	$1,298	$(401,870)

Attributable to noncontrolling interests:
Balance, June 30, 2026	$—	$(10,085)	$—	$(10,085)
Other comprehensive loss before reclassifications	—	(267)	—	(267)
Net other comprehensive loss	—	(267)	—	(267)
AOCL, September 30, 2026	$—	$(10,352)	$—	$(10,352)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of, and changes in, AOCL were as follows, net of tax, for the three months ended September 30, 2025:

(in thousands)	Pension and other postretirement benefits	Currency translation adjustment	Derivatives	Total
Attributable to Kennametal:
Balance, June 30, 2025	$(223,016)	$(165,859)	$2,182	$(386,693)
Other comprehensive income (loss) before reclassifications	646	(2,629)	(8)	(1,991)
Amounts reclassified from AOCL	2,353	—	(166)	2,187
Net other comprehensive income (loss)	2,999	(2,629)	(174)	196
AOCL, September 30, 2025	$(220,017)	$(168,488)	$2,008	$(386,497)

Attributable to noncontrolling interests:
Balance, June 30, 2025	$—	$(7,844)	$—	$(7,844)
Other comprehensive loss before reclassifications	—	(625)	—	(625)
Net other comprehensive loss	—	(625)	—	(625)
AOCL, September 30, 2025	$—	$(8,469)	$—	$(8,469)

Reclassifications out of AOCL for the three months ended September 30, 2026 and 2025 consisted of the following:

	Three Months Ended September 30,
(in thousands)	2026	2025	Affected line item in the Income Statement
Gains on cash flow hedges:
Forward starting interest rate swaps	$(255)	$(255)	Interest expense
Currency exchange contracts	(1)	35	Cost of goods sold
Total before tax	(256)	(220)
Tax impact	63	54	Provision for income taxes
Net of tax	$(193)	$(166)

Pension and other postretirement benefits:
Amortization of prior service credit	$(67)	$(67)	Other income, net
Recognition of actuarial losses	2,979	2,953	Other income, net
Total before tax	2,912	2,886
Tax impact	(720)	(533)	Provision for income taxes
Net of tax	$2,192	$2,353

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The amount of income tax allocated to each component of other comprehensive loss for the three months ended September 30, 2026 and 2025 were as follows:

		2026			2025
(in thousands)	Pre-tax	Tax impact	Net of tax	Pre-tax	Tax impact	Net of tax
Unrealized gain (loss) on derivatives designated and qualified as cash flow hedges	$95	$(23)	$72	$(11)	$3	$(8)
Reclassification of unrealized gain on derivatives designated and qualified as cash flow hedges	(256)	63	(193)	(220)	54	(166)
Unrecognized net pension and other postretirement benefit plans (loss) gain	(206)	52	(154)	860	(214)	646
Reclassification of net pension and other postretirement benefit plans loss	2,912	(720)	2,192	2,886	(533)	2,353
Foreign currency translation adjustments	(5,024)	—	(5,024)	(3,254)	—	(3,254)
Other comprehensive loss	$(2,479)	$(628)	$(3,107)	$261	$(690)	$(429)

17.    GOODWILL AND OTHER INTANGIBLE ASSETS
A summary of the carrying amount of goodwill attributable to each segment, as well as the changes in such, is as follows:

(in thousands)	Metal Cutting	Infrastructure	Total
Gross goodwill	$456,874	$633,211	$1,090,085
Accumulated impairment losses	(177,661)	(633,211)	(810,872)
Balance as of June 30, 2026	$279,213	$—	$279,213

Activity for the three months ended September 30, 2026:
Change in gross goodwill due to translation	(940)	—	(940)

Gross goodwill	455,934	633,211	1,089,145
Accumulated impairment losses	(177,661)	(633,211)	(810,872)
Balance as of September 30, 2026	$278,273	$—	$278,273
The components of our other intangible assets were as follows:

	Estimated Useful Life (in years)	September 30, 2026		June 30, 2026
(in thousands)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Technology-based and other	4 to 20	$25,668	$(22,539)	$27,800	$(23,805)
Customer-related	10 to 21	159,984	(118,889)	159,836	(117,352)
Unpatented technology	10 to 30	26,636	(26,222)	26,586	(25,852)
Trademarks	5 to 20	23,499	(15,145)	23,542	(14,869)
Total		$235,787	$(182,795)	$237,764	$(181,878)

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
Segment data is summarized as follows:

	Three Months Ended September 30,
(in thousands)	2026	2025
Sales:
Metal Cutting	$398,155	$310,625
Infrastructure	370,038	187,349
Total sales	$768,193	$497,974

Cost of goods sold:
Metal Cutting	$178,417	$200,775
Infrastructure	76,170	142,595

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended September 30,
(in thousands)	2026	2025
Operating expense:
Metal Cutting	$95,963	$86,173
Infrastructure	30,345	26,264

Restructuring and other charges, net:
Metal Cutting	$5,389	$1,718
Infrastructure	(34)	(129)

Amortization of intangibles:
Metal Cutting	$318	$396
Infrastructure	1,833	1,979

Operating income:
Metal Cutting	$118,337	$21,564
Infrastructure	261,723	16,639
Total segment operating income	380,060	38,203
Unallocated corporate expenses	(809)	(644)
Total operating income	$379,251	$37,559
Interest expense	11,472	6,186
Other expense (income), net	11,063	(2,322)
Income before income taxes	$356,716	$33,695

Depreciation and amortization:
Metal Cutting	$23,328	$24,447
Infrastructure	10,478	10,598
Total depreciation and amortization	$33,806	$35,045

Capital expenditures:
Metal Cutting	$5,191	$11,615
Infrastructure	5,613	11,367
Total capital expenditures	$10,804	$22,982

Segment assets(3) :
Metal Cutting	$1,494,913	$1,394,560
Infrastructure	1,700,631	701,801
Corporate	684,694	422,563
Total assets	$3,880,238	$2,518,924
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

KENNAMETAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables present Kennametal's revenue disaggregated by geography:

	Three Months Ended
	September 30, 2026			September 30, 2025
(in percentages)	Metal Cutting	Infrastructure	Total Kennametal	Metal Cutting	Infrastructure	Total Kennametal
Americas	50%	64%	57%	46%	57%	50%
Europe, the Middle East and Africa (EMEA)	32	21	27	36	21	31
Asia Pacific	18	15	16	18	22	19

The following tables present Kennametal's revenue disaggregated by end market:

	Three Months Ended
	September 30, 2026			September 30, 2025
(in percentages)	Metal Cutting	Infrastructure	Total Kennametal	Metal Cutting	Infrastructure	Total Kennametal
General Engineering	54%	24%	40%	52%	31%	44%
Transportation	22	—	11	26	—	16
Aerospace & Defense	15	12	14	14	11	13
Energy	9	29	18	8	21	13
Earthworks	—	35	17	—	37	14

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
Our sales of $768.2 million for the three months ended September 30, 2026 increased 54 percent from $498.0 million in the prior year quarter, reflecting organic sales growth of 54 percent.
Operating income for the three months ended September 30, 2026 was $379.3 million compared to $37.6 million in the prior year quarter. The year-over-year increase of $341.7 million was driven by the favorable timing of raw material-related pricing compared to costs of approximately $323 million, non-raw material-related pricing and tariff income, higher sales and production volumes in Metal Cutting, an incremental benefit of approximately $4 million from an advanced manufacturing production credit under the Inflation Reduction Act within the Infrastructure segment, and incremental year-over-year restructuring savings of approximately $3 million. These factors were partially offset by tariffs and general inflation, higher compensation costs, an impairment of an equity investment of approximately $5 million and a charge of approximately $5 million related to the write-off of certain fixed assets in the current quarter.
Operating margin for the three months ended September 30, 2026 was 49.4 percent compared to 7.5 percent in the prior year quarter. The Metal Cutting and Infrastructure segments had operating margins of 29.7 percent and 70.7 percent, respectively, for the three months ended September 30, 2026.
In February 2026, the U.S. Supreme Court issued a ruling invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act (IEEPA). As a result of this ruling, companies may be eligible for a refund of tariffs previously paid on imported goods. We are pursuing potential recovery opportunities arising from this ruling. The benefit associated with tariff refunds received during the three months ended September 30, 2026 was recognized as a reduction of cost of goods sold. The Company has not recorded any liabilities associated with potential tariff recoveries, as any refunds received are expected to be reinvested in the business and no obligation to reimburse customers existed as of September 30, 2026.
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
For the three months ended September 30, 2026, earnings per diluted share (EPS) was $3.48 compared to $0.30 in the prior year quarter.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net cash flow used in operating activities was $201.3 million during the three months ended September 30, 2026 compared to net cash flow provided by operating activities of $17.5 million during the prior year period. Capital expenditures were $10.8 million and $23.0 million during the three months ended September 30, 2026 and 2025, respectively. During the three months ended September 30, 2026, the Company returned $15.2 million to shareholders through dividends. The Company has a long history of consistently paying dividends to shareholders since its listing on the New York Stock Exchange in 1967.

RESULTS OF CONTINUING OPERATIONS
SALES Sales for the three months ended September 30, 2026 were $768.2 million, an increase of $270.2 million, or 54 percent, from $498.0 million in the prior year quarter, reflecting organic sales growth of 54 percent.
Our sales growth by end market and region are as follows:

	Three Months Ended September 30, 2026
(in percentages)	As Reported	Constant Currency
End market sales growth:
Aerospace & Defense	60%	61%
Energy	127	126
General Engineering	38	39
Transportation	11	11
Earthworks	84	80
Regional sales growth:
Americas	76%	76%
Europe, the Middle East and Africa (EMEA)	33	34
Asia Pacific	31	31
GROSS PROFIT Gross profit for the three months ended September 30, 2026 was $513.6 million, an increase of $359.0 million from $154.6 million in the prior year quarter. The increase was driven by the favorable timing of raw material-related pricing compared to costs of approximately $323 million, non-raw material-related pricing and tariff income, higher sales and production volumes in Metal Cutting, and an incremental benefit of approximately $4 million from an advanced manufacturing production credit under the Inflation Reduction Act within the Infrastructure segment. These factors were partially offset by tariffs and general inflation, and higher compensation costs. Gross profit margin for the three months ended September 30, 2026 was 66.9 percent, as compared to 31.0 percent in the prior year quarter.
OPERATING EXPENSE Operating expense for the three months ended September 30, 2026 was $126.8 million compared to $113.0 million for the three months ended September 30, 2025.
Research and development expenses included in operating expense totaled $11.0 million and $10.6 million for the three months ended September 30, 2026 and 2025, respectively.
RESTRUCTURING AND OTHER CHARGES, NET We recorded a net benefit from the reversal of restructuring and related charges of $0.1 million for the three months ended September 30, 2026. Included in this amount were restructuring related charges of $0.1 million included in cost of goods sold.
Also included in other charges, net for the three months ended September 30, 2026 was an impairment of $5.0 million related to an equity investment and a charge of $0.6 million related to an impairment of property.
INTEREST EXPENSE Interest expense for the three months ended September 30, 2026 increased to $11.5 million compared to $6.2 million for the three months ended September 30, 2025. The increase is primarily due to the addition of the $500.0 million variable-rate Term Loan and the replacement of the Company's 4.625% Senior Unsecured Notes due fiscal 2028 with 5.800% Senior Unsecured Notes due fiscal 2036 as part of the May 2026 refinancing transactions.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER EXPENSE (INCOME), NET Other expense, net for the three months ended September 30, 2026 was $11.1 million compared to other income, net of $2.3 million during the three months ended September 30, 2025. The unfavorable change was primarily due to exchange rate movements in Bolivia and other foreign currency transactions in the current quarter.
PROVISION FOR INCOME TAXES The effective income tax rates for the three months ended September 30, 2026 and 2025 were 23.1 percent and 26.9 percent, respectively. The year-over-year change is primarily due to favorable geographic earnings mix and lower U.S. tax provided on international earnings, partially offset by a benefit recorded in the prior year quarter for a tax rate change enacted in Germany.

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
Our sales and operating income by segment are as follows:

	Three Months Ended September 30,
(in thousands)	2026	2025
Sales:
Metal Cutting	$398,155	$310,625
Infrastructure	370,038	187,349
Total sales	$768,193	$497,974
Operating income:
Metal Cutting	$118,337	$21,564
Infrastructure	261,723	16,639
Corporate	(809)	(644)
Total operating income	379,251	37,559
Interest expense	11,472	6,186
Other expense (income), net	11,063	(2,322)
Income before income taxes	$356,716	$33,695

METAL CUTTING

	Three Months Ended September 30,
(in thousands, except operating margin)	2026	2025
Sales	$398,155	$310,625
Operating income	118,337	21,564
Operating margin	29.7%	6.9%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Three Months Ended September 30, 2026
(in percentages)
Organic sales growth	29%
Foreign currency exchange effect	—
Business days effect	(1)
Sales growth	28%

	Three Months Ended September 30, 2026
(in percentages)	As Reported	Constant Currency
End market sales growth:
Aerospace & Defense	31%	32%
Energy	42	40
Transportation	11	11
General Engineering	34	34
Regional sales growth:
Americas	42%	40%
EMEA	11	12
Asia Pacific	28	30

For the three months ended September 30, 2026, Metal Cutting sales increased 28 percent compared to the prior year quarter. The increase was driven by organic sales growth of 29 percent, partially offset by an unfavorable business days effect of 1 percent. General Engineering end market sales increased primarily due to pricing and share gain within the indirect channel. Sales in the Aerospace & Defense end market increased as a result of pricing, improved build rates, and our global strategic focus, primarily in EMEA. Energy end market sales increased in all regions and primarily in the Americas due to strategic focus in the power generation market and pricing. Transportation end market sales increased primarily due to pricing, partially offset by weaker vehicle production, particularly in EMEA.
For the three months ended September 30, 2026, sales increased across all regions. Sales increased in the Americas primarily due to pricing and indirect channel demand within General Engineering, data center power generation initiatives in Energy, and improving build rates in Aerospace & Defense. Sales growth in EMEA was driven primarily by pricing and our global strategic focus on Aerospace & Defense. The sales increase in Asia Pacific was driven primarily by pricing and demand within the indirect channel in General Engineering and our global strategic focus on Aerospace & Defense.
For the three months ended September 30, 2026, Metal Cutting operating income was $118.3 million compared to $21.6 million in the prior year quarter. The increase in operating income was driven by the favorable timing of raw material-related pricing compared to costs of approximately $65 million, non-raw material-related pricing and tariff income, higher sales and production volumes and incremental year-over-year restructuring savings of approximately $2 million. These factors were partially offset by an impairment of an equity investment of approximately $5 million, higher compensation costs, and tariffs and general inflation in the current quarter.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INFRASTRUCTURE

	Three Months Ended September 30,
(in thousands)	2026	2025
Sales	$370,038	$187,349
Operating income	261,723	16,639
Operating margin	70.7%	8.9%

Three Months Ended September 30, 2026
(in percentages)
Organic sales growth	97%
Foreign currency exchange effect	1
Business days effect	—
Sales growth	98%

	Three Months Ended September 30, 2026
(in percentages)	As Reported	Constant Currency
End market sales growth:
Aerospace & Defense	123%	125%
Energy	180	180
General Engineering	50	50
Earthworks	84	80
Regional sales growth:
Americas	123%	123%
EMEA	96	93
Asia Pacific	35	32

For the three months ended September 30, 2026, Infrastructure sales increased 98 percent from the prior year quarter. The increase was driven by organic sales growth of 97 percent and a favorable currency exchange effect of 1 percent. Energy end market sales increased primarily due to pricing, partially offset by lower volume. Earthworks end market sales increased in all regions as a result of pricing, partially offset by lower volume due to price sensitivity and a mine incident in China. Sales in the General Engineering end market increased due to pricing, partially offset by lower volumes in the Americas. Aerospace & Defense end market sales increased primarily in EMEA and the Americas as a result of pricing and the execution of our growth initiatives.
On a regional basis, sales in the Americas increased in all end markets primarily due to pricing, partially offset by lower volume especially in Earthworks and Energy. Sales in EMEA increased as a result of pricing and the execution of our growth initiatives in Aerospace & Defense. Sales in Asia Pacific increased primarily due to pricing.
For the three months ended September 30, 2026, Infrastructure operating income was $261.7 million compared to $16.6 million in the prior year quarter. The increase in operating income was driven by the favorable timing of raw material-related pricing compared to costs of approximately $258 million, non-raw material-related pricing, and an incremental benefit of approximately $4 million from an advanced manufacturing production credit under the Inflation Reduction Act. These factors were partially offset by lower sales and production volumes, tariffs and general inflation, higher compensation costs, and a charge of approximately $3 million related to the write-off of certain fixed assets in the current quarter.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CORPORATE

	Three Months Ended September 30,
(in thousands)	2026	2025
Corporate expense	$(809)	$(644)
For the three months ended September 30, 2026, Corporate expense increased $0.2 million from the prior year quarter.

LIQUIDITY AND CAPITAL RESOURCES
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
In connection with these transactions, the Company also entered into a new $500.0 million delayed-draw three-year term loan (the "Term Loan") and amended its Credit Agreement to increase aggregate commitments by $200.0 million. The Company has fully drawn on the Term Loan as of September 30, 2026.
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
As of September 30, 2026, we were in compliance with all the covenants of the Credit Agreement, and there were no borrowings outstanding and $850.0 million of additional availability. There were borrowings outstanding of $20.0 million as of June 30, 2026.
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
At September 30, 2026, cash and cash equivalents were $272.8 million. Total Kennametal shareholders' equity was $1,823.1 million and total debt was $1,134.0 million. Our current senior credit ratings are at investment grade levels. We believe that our current financial position, liquidity and credit ratings provide us access to the capital markets. We believe that we have sufficient resources available to meet cash requirements for the next 12 months. We continue to closely monitor our liquidity position and the condition of the capital markets, as well as the counterparty risk of our credit providers. Other than the financing activities mentioned above, there have been no material changes in our contractual obligations and commitments since June 30, 2026.
Share Repurchase Program In February 2024, the Board of Directors of the Company authorized a $200 million, three-year share repurchase program outside of the Company's dividend reinvestment program. The Company has currently paused activity under the share repurchase program. The Company expects to reassess repurchase activity as operating cash flow generation improves.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Dividends During the three months ended September 30, 2026, the Company paid a total of $15.2 million in dividends to Kennametal Shareholders.
Cash Flow (Used in) Provided by Operating Activities
During the three months ended September 30, 2026, cash flow used in operating activities was $201.3 million, compared to cash flow provided by operating activities of $17.5 million for the prior year period. Cash flow used in operating activities for the current year period consisted of net income and non-cash items amounting to $339.3 million and changes in certain assets and liabilities netting to an outflow of $540.6 million. Contributing to the changes in certain assets and liabilities were an increase in inventories of $516.0 million, an increase in other current assets of $51.2 million, an increase in accounts receivable of $22.1 million, and a decrease in accounts payable and accrued liabilities of $13.1 million. Partially offsetting these cash outflows was an increase in accrued income taxes of $57.9 million.
During the three months ended September 30, 2025, cash flow provided by operating activities was $17.5 million and consisted of net income and non-cash items amounting to $70.3 million and changes in certain assets and liabilities netting to an outflow of $52.8 million. Contributing to the changes in certain assets and liabilities were an increase in inventories of $28.0 million, an increase in other, primarily prepaid assets, of $15.1 million and a decrease in accounts payable and accrued liabilities of $13.5 million. Partially offsetting these cash outflows was a decrease in accounts receivable of $7.0 million.
Cash Flow Used in Investing Activities
Cash flow used in investing activities was $13.3 million for the three months ended September 30, 2026, compared to $22.7 million for the prior year period. During the current year period, cash flow used in investing activities included capital expenditures of $10.8 million, which consisted primarily of equipment upgrades, and an investment in a strategic partnership of approximately $3 million included in other, partially offset by proceeds from disposals of $0.4 million.
Cash flow used in investing activities was $22.7 million for the three months ended September 30, 2025, and included capital expenditures of $23.0 million, which consisted primarily of equipment upgrades.
Cash Flow Provided by (Used in) Financing Activities
Cash flow provided by financing activities was $391.1 million for the three months ended September 30, 2026 compared to cash flow used in financing activities of $31.1 million in the prior year period. During the current year period, cash flow provided by financing activities primarily included proceeds of $500.0 million from the draw on the Term Loan and an increase in notes payable of $28.1 million, partially offset by the redemption of the remaining $90.6 million aggregate principal amount of 2028 Notes, the repayment of $20.0 million under the Credit Agreement, $15.2 million of cash dividends paid to Kennametal Shareholders and $11.1 million of the effect of employee benefit and stock plans and dividend reinvestment.
Cash flow used in financing activities was $31.1 million for the three months ended September 30, 2025 and primarily included $15.1 million of cash dividends paid to Kennametal Shareholders, $10.0 million in common shares repurchased and $6.3 million of the effect of employee benefit and stock plans and dividend reinvestment.

FINANCIAL CONDITION
Working capital was $1,788.5 million at September 30, 2026, an increase of $693.5 million from $1,095.1 million at June 30, 2026. The increase in working capital was primarily driven by an increase in inventories of $507.5 million resulting from rising tungsten prices, an increase in cash and cash equivalents of $177.0 million, an increase in other current assets of $41.7 million, which consisted primarily of prepaid assets and advance payments made to certain vendors to secure raw material supply, an increase in accounts receivable of $21.4 million, a decrease in accrued expenses of $16.4 million and a decrease in other current liabilities of $14.2 million, partially offset by an increase in accrued income taxes of $59.4 million, an increase in accounts payable of $17.3 million and an increase in revolving and other lines of credit and notes payable of $7.8 million. Currency exchange rate effects decreased working capital by a total of approximately $2.3 million, the effects of which are included in the aforementioned changes.
Property, plant and equipment, net decreased $23.5 million from $843.6 million at June 30, 2026 to $820.1 million at September 30, 2026, primarily due to depreciation expense of $31.7 million and currency exchange effects of $1.0 million, partially offset by net capital additions of $10.4 million.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

At September 30, 2026, total other assets were $540.8 million, a decrease of $10.6 million from $551.4 million at June 30, 2026. The decrease was primarily due to a decrease in other assets of $4.2 million, which consisted primarily of pension assets and long-term prepaid assets, and amortization of intangibles of $2.2 million. Currency exchange rate effects decreased other assets by a total of approximately $2.5 million, the effects of which are included in the aforementioned changes.
Kennametal Shareholders' equity was $1,823.1 million at September 30, 2026, an increase of $253.3 million from $1,569.8 million at June 30, 2026. The increase was primarily due to net income attributable to Kennametal of $271.6 million and capital stock issued under employee benefit and stock plans of $0.2 million, partially offset by cash dividends paid to Kennametal Shareholders of $15.2 million and other comprehensive loss attributable to Kennametal of $2.8 million.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES
There have been no changes to our critical accounting policies since June 30, 2026.

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
Reconciliations of organic sales growth to sales growth are as follows:

Three Months Ended September 30, 2026	Metal Cutting	Infrastructure	Total
Organic sales growth	29%	97%	54%
Foreign currency exchange effect(1)	—	1	—
Business days effect(3)	(1)	—	—
Sales growth	28%	98%	54%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Reconciliations of constant currency end market sales growth to end market sales growth(2) are as follows:

Metal Cutting
Three Months Ended September 30, 2026	General Engineering	Transportation	Aerospace & Defense	Energy
Constant currency end market sales growth	34%	11%	32%	40%
Foreign currency exchange effect(1)	—	—	(1)	2
End market sales growth(2)	34%	11%	31%	42%

Infrastructure
Three Months Ended September 30, 2026	Energy	Earthworks	General Engineering	Aerospace & Defense
Constant currency end market sales growth	180%	80%	50%	125%
Foreign currency exchange effect(1)	—	4	—	(2)
End market sales growth(2)	180%	84%	50%	123%

Total
Three Months Ended September 30, 2026	General Engineering	Transportation	Aerospace & Defense	Energy	Earthworks
Constant currency end market sales growth	39%	11%	61%	126%	80%
Foreign currency exchange effect(1)	(1)	—	(1)	1	4
End market sales growth(2)	38%	11%	60%	127%	84%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Reconciliations of constant currency regional sales growth to reported regional sales growth (4) are as follows:

	Three Months Ended September 30, 2026
	Americas	EMEA	Asia Pacific
Metal Cutting
Constant currency regional sales growth	40%	12%	30%
Foreign currency exchange effect(1)	2	(1)	(2)
Regional sales growth(4)	42%	11%	28%

Infrastructure
Constant currency regional sales growth	123%	93%	32%
Foreign currency exchange effect(1)	—	3	3
Regional sales growth(4)	123%	96%	35%

Total
Constant currency regional sales growth	76%	34%	31%
Foreign currency exchange effect(1)	—	(1)	—
Regional sales growth(4)	76%	33%	31%
(1) Foreign currency exchange effect is calculated by dividing the difference between current period sales and current period sales at prior period foreign exchange rates by prior period sales.
(2) Aggregate sales for all end markets sum to the sales amount presented on Kennametal's financial statements.
(3) Business days effect is calculated by dividing the year-over-year change in weighted average working days (based on mix of sales by country) by prior period weighted average working days.
(4) Aggregate sales for all regions sum to the sales amount presented on Kennametal's financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk exposures since June 30, 2026.

ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The Company's disclosure controls were designed to provide a reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls' stated goals. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance at September 30, 2026 that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
During the quarter ended September 30, 2026, the Company completed the implementation of SAP S/4HANA across its global operations. In connection with the implementation, the Company implemented new controls and modified existing controls over financial reporting. These changes represent a material change in the Company's internal control over financial reporting.
Other than the changes described above, there were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
In the quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 through July 31, 2026	3,304	$34.98	—	$130,000,000
August 1 through August 31, 2026	272,521	31.26	—	130,000,000
September 1 through September 30, 2026	6,118	29.20	—	130,000,000
Total	281,943	$31.26	—

(1)During the current period, 1,258 shares were purchased on the open market on behalf of Kennametal to fund the Company’s dividend reinvestment program. Also, during the current period employees delivered 280,685 shares of restricted stock to Kennametal, upon vesting, to satisfy tax withholding requirements.
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
(4)Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income for the three months ended September 30, 2026 and 2025, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2026 and 2025, (iii) the Condensed Consolidated Balance Sheets at September 30, 2026 and June 30, 2026, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2026 and 2025 and (v) Notes to Condensed Consolidated Financial Statements for the three months ended September 30, 2026 and 2025.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENNAMETAL INC.

Date:	November 4, 2026	By:	/s/ John W. Witt
John W. Witt Vice President Finance and Corporate Controller